Form 10-Q
period 1996-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-05-15
CIK 853937

2


                                                       UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                         FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31,1996

                                                            OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to





For Quarter Ended March 31, 1996               Commission File No. 0-19137


                      AIRFUND II International Limited Partnership
                 (Exact name of registrant as specified in its charter)

Massachusetts                                        04-3057290
(State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                     Identification No.)

98 North Washington Street, Boston, MA               02114
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (617)854-5800

 (Former  name,  former  address and former fiscal year,  if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No

                                       AIRFUND II International Limited Partnership

                                                         FORM 10-Q

                                                           INDEX


                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1996 and December 31, 1995                                                             3

         Statement of Operations
              for the three months ended March 31, 1996 and 1995                                                  4

         Statement of Cash Flows
              for the three months ended March 31, 1996 and 1995                                                  5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                             10-13



PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 14








                                       AIRFUND II International Limited Partnership

                                              STATEMENT OF FINANCIAL POSITION
                                           March 31, 1996 and December 31, 1995

                                                        (Unaudited)




                                                                                        March 31,         December 31,
                                                                                             1996                 1995
ASSETS

Cash and cash equivalents                                                         $     3,909,070      $     3,557,968

Contractual right for equipment                                                                --            1,317,392

Rents receivable                                                                           32,206              169,906

Accounts receivable - affiliate                                                           178,749              316,439

Equipment at cost, net of accumulated depreciation of
     $42,546,704 and $41,568,185 at March 31, 1996
     and December 31, 1995, respectively                                               19,249,189           16,070,428
                                                                                  ---------------      ---------------

         Total assets                                                             $    23,369,214        $  21,432,133
                                                                                  ===============        =============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                     $     3,995,098      $     1,432,396
Accrued interest                                                                           21,233               19,197
Accrued liabilities                                                                       233,094               93,140
Accrued liabilities - affiliate                                                            73,989               58,152
Deferred rental income                                                                    133,576              477,506
Cash distributions payable to partners                                                    357,190              714,381
                                                                                  ---------------      ---------------

         Total liabilities                                                              4,814,180            2,794,772
                                                                                  ---------------      ---------------

Partners' capital (deficit):
     General Partner                                                                   (2,110,345)          (2,106,228)
     Limited Partnership Interests
     (2,714,647 Units; initial purchase price of $25 each)                             20,665,379           20,743,589
                                                                                  ---------------      ---------------

         Total partners' capital                                                       18,555,034           18,637,361
                                                                                  ---------------      ---------------

         Total liabilities and partners' capital                                  $    23,369,214        $  21,432,133
                                                                                  ===============        =============




                                The accompanying noters are an integral part
                                       of these financial statements.
                                                     3

                                       AIRFUND II International Limited Partnership

                                                  STATEMENT OF OPERATIONS
                                    for the three months ended March 31, 1996 and 1995

                                                        (Unaudited)





                                                                                                 1996                  1995

                                                                                          -----------------     -----------

Income:
     Lease revenue                                                                        $     1,483,096       $     1,713,575

     Interest income                                                                                83,727               45,073
                                                                                          ----------------      ---------------

         Total income                                                                           1,566,823             1,758,648
                                                                                          ---------------       ---------------


Expenses:

     Depreciation and amortization                                                                978,519             1,244,055

     Interest expense                                                                              30,234                    --

     Equipment management fees - affiliate                                                         74,155                  85,679

     Operating expenses - affiliate                                                               209,052                 58,365
                                                                                          ---------------       ----------------

         Total expenses                                                                         1,291,960             1,388,099
                                                                                          ---------------       ---------------


Net income                                                                                $       274,863       $       370,549
                                                                                          ===============       ===============


Net income
     per limited partnership unit                                                         $          0.10       $             0.13
                                                                                          ===============       ==================

Cash distribution declared
     per limited partnership unit                                                         $          0.13       $             0.63
                                                                                          ===============       ==================




                                  The accompanying noters are an integral part
                                       of these financial statements.
                                                     4

                                       AIRFUND II International Limited Partnership

                                                  STATEMENT OF CASH FLOWS
                                    for the three months ended March 31, 1996 and 1995

                                                        (Unaudited)




                                                                                             1996                 1995
                                                                                      ------------------   -----------

Cash flows from (used in) operating activities:
Net income                                                                        $       274,863      $       370,549

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                                    978,519            1,244,055

Changes in assets and liabilities
     Decrease (increase) in:                                                              137,700                   --
         rents receivable                                                                 137,690              (59,331)
         accounts receivable - affiliate
     Increase (decrease) in:
         accrued interest                                                                   2,036                   --
         accrued liabilities                                                              139,954              (89,682)
         accrued liabilities - affiliate                                                   15,837              (24,911)
         deferred rental income                                                          (343,930)             608,402
                                                                                  ---------------      ---------------

              Net cash from operating activities                                        1,342,669            2,049,082
                                                                                  ---------------      ---------------

Cash flows used in investing activities:
     Purchase of equipment                                                                (72,550)                  --
                                                                                  ---------------      ---------------

              Net cash used in investing activities                                       (72,550)                  --
                                                                                  ----------------     ---------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                  (204,636)                  --
     Distributions paid                                                                  (714,381)          (1,785,952)
                                                                                  ---------------      ---------------

              Net cash used in financing activities                                      (919,017)          (1,785,952)
                                                                                  ---------------      ---------------

Net increase in cash and cash equivalents                                                 351,102              263,130

Cash and cash equivalents at beginning of period                                        3,557,968            3,620,148
                                                                                  ---------------      ---------------

Cash and cash equivalents at end of period                                        $     3,909,070      $      3,883,278
                                                                                  ===============      ================


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $        28,198      $            --
                                                                                  ===============      ===============

Supplemental disclosure of non-cash investing activities:
     See Note 5 to the Financial Statements.





                                 The accompanying noters are an integral part
                                       of these financial statements.
                                                      5


                       AIRFUND II International Limited Partnership


                             Notes to the Financial Statements
                                      March 31, 1996

                                        (Unaudited)








NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1996, the Partnership had $3,905,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,437,137 are due as follows:

        For the year ending March 31, 1997           $    3,087,513
                                           1998           1,017,492
                                           1999           1,017,492
                                           2000             314,640
                                                    ---------------

                                             Total    $   5,437,137
                                                    ===============

     In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 13.11% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc.(the "Southwest Aircraft"). The Partnership will receive approximately $378,000 of rental revenue in each of the years in the period ending March 31, 1999, and approximately $315,000 in the year ending March 31, 2000, pursuant to the Southwest Aircraft lease agreement.






                   AIRFUND II International Limited Partnership


                         Notes to the Financial Statements

                                    (Continued)



     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.58% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $640,000 of rental revenue in each of the years in the period ending March 31, 1999, pursuant to the Finnair Aircraft lease agreement.

NOTE 4 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                                             1996                  1995
                                                        ---------------       ---------

     Equipment management fees                           $       74,155         $      85,679
     Administrative charges                                       5,250                 3,000
     Reimbursable operating expenses
         due to third parties                                   203,802                55,365
                                                         --------------        --------------

                                     Total                $     283,207          $    144,044
                                                          =============          ============


     All rents are paid by the lessees directly to AFG. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1996, the Partnership was owed $178,749 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1996.


NOTE 5 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                         Lease
                                                         Term                 Equipment
                  Equipment Type                       (Months)             at Cost

One Lockheed L-1001-100 (Cathay)                            6               $ 15,879,518
One Boeing 727-208 ADV (ATA)                               36                 12,928,710
One Boeing 727-200 ADV (Northwest)                         10                 11,164,679
One Boeing 727-251 ADV                                     --                  9,732,714
One Lockheed L-1011-50 (Cathay)                             3                  6,013,492
Two McDonnell-Douglas MD-82 (Finnair)                      36                  4,157,280
Three Boeing 737-2H4 (Southwest)                           49                  1,919,500
                                                                          --------------

                                         Total equipment cost                 61,795,893

                                     Accumulated depreciation                (42,546,704)

                   Equipment, net of accumulated depreciation               $ 19,249,189
                                                                            ============






     The costs of the Lockheed L-1011-50 aircraft, the three Boeing 737-2H4 aircraft and the two McDonnell-Douglas MD-82 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by AFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     The Partnership's portfolio includes a Boeing 727-251 ADV aircraft formerly on a renewal rental agreement with Northwest Airlines, Inc. This aircraft was returned upon expiration of its lease term on November 30, 1995 and is currently undergoing heavy maintenance expected to cost the Partnership approximately $180,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to release the aircraft at a base rent to the Partnership of $71,500 per month effective upon completion and acceptance of the heavy maintenance.

     In September 1995, the Partnership transferred its 23.19% ownership interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes (See Note 3 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 13.11% ownership interest in the Southwest Aircraft, at an aggregate cost to the Partnership of $1,919,500. To acquire the interest in the Southwest Aircraft, the Partnership obtained financing of $1,432,396 from a third-party lender and utilized $487,104 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 86.89% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.85% ownership interest in the Finnair Aircraft at a total cost to the Partnership of $4,157,280. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $1,389,942 in cash and obtained financing of $2,767,338 from a third-party lender. The remaining ownership interest of 85.15% in the Finnair Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Effective January 1, 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Partnership.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1996 consisted of installment notes payable to banks of $3,995,098. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at March 31, 1996.






         The annual maturities of the installment notes payable are as follows:

        For the year ending March 31,       1997       $    754,554
                                            1998            758,704
                                            1999            827,813
                                            2000          1,654,027
                                                       ------------

                                             Total      $ 3,995,098
                                                       ============

NOTE 7 - SUBSEQUENT EVENT

         Pursuant to its agreements with PLM International, Inc., referred to in
Note 8 of the Partnership's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Partnership and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.









                     AIRFUND II International Limited Partnership

                                      FORM 10-Q

                             PART 1. FINANCIAL INFORMATION








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended March 31, 1996 compared to the three months ended March 31, 1995:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. In 1995, the Partnership transferred its proportionate ownership interest in one aircraft to the existing lessee, United Airlines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. One of the four commercial aircraft held in the Partnership's original portfolio, upon the expiration of its lease term, was returned to the Partnership in 1995 (see "Results in Operations"). The Partnership's remaining aircraft are being leased pursuant to primary and renewal lease agreements which expire in 1996 and 1997. Upon expiration of the primary and renewal lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


Results of Operations

     For the three months ended March 31, 1996, the Partnership recognized lease revenue of $1,483,096 compared to $1,713,575 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was due primarily to the expiration of the lease to Northwest Airlines, Inc. ("Northwest") of a Boeing 727-251 ADV aircraft, in December 1995 (see discussion below). The decrease also reflects the effects of a temporary decline in lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, having aggregate quarterly lease revenues of $149,640, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $255,401. The Finnair Aircraft was exchanged into the Partnership on March 25, 1996. Accordingly, the first quarter of 1996 reflected only a portion of the rents ultimately anticipated from the like-kind exchange.

     The Partnership's Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest, was returned upon expiration of its lease term on November 30, 1995. This aircraft is currently undergoing heavy maintenance expected to cost the Partnership approximately $180,000, all of which was accrued during the three months ended March 31, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to release this aircraft at a base rent to the Partnership of $71,500 per month, effective upon completion and approval of the heavy maintenance. The Partnership's portfolio also includes a Boeing 727-200 ADV aircraft currently leased to Northwest pursuant to a renewal lease agreement expiring on October 28, 1996. Rent due under this renewal lease agreement is $143,117 per month. Upon the expiration of this renewal agreement, the aircraft is expected to be returned to the Partnership.

     The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft with leases to Cathay Pacific Airways Limited ("Cathay"). The Partnership's original lease agreements with Cathay provided for semi-annual rent adjustments based on the six month London Inter-Bank Offered Rate ("LIBOR"). Accordingly, rents generated from these leases fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreements with Cathay (having adjusted semi-annual rents aggregating $1,353,599) expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay will lease one of the aircraft until June 30, 1996 and the other until September 30, 1996, both at fixed rates. The fixed extension agreements will generate approximately $576,000 in rental revenue for the Partnership. Both of the aircraft on lease to Cathay are expected to be returned upon the expiration of the extension agreements.

     The Partnership's Boeing 727-208 aircraft is under a three year re-lease agreement with American Trans Air, Inc. The re-lease agreement, scheduled to expire in January 1997, provides revenue of $63,500 per month to the Partnership.

     The Partnership holds a proportionate ownership interest in the Cathay, Southwest and Finnair Aircraft discussed above. The remaining interests are owned by other affiliated partnerships sponsored by AFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft. (See Notes 3 and 5 to the financial statements, herein.)

     The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three months ended March 31, 1996, the Partnership earned interest income of $83,727 compared to $45,073 for the same period in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above.

     In September 1995, the Partnership transferred its 23.19% ownership interest in the United Aircraft, pursuant to the rules for a like-kind exchange for income tax reporting purposes (See Notes 3 and 5 to the financial statements). In November 1995, the Partnership partially replaced the United Aircraft with a 13.11% ownership interest in the Southwest Aircraft, at an aggregate cost of $1,919,500. To acquire the interest in the Southwest Aircraft, the Partnership obtained financing of $1,432,396 from a third-party lender and utilized $487,104 of the cash consideration received from the transfer of the United Aircraft. The remaining ownership interest of 86.89% in the Southwest Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.85% ownership interest in Finnair Aircraft at a total cost to the Partnership of $4,157,280. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $1,389,942 in cash and obtained financing of $2,767,338 from a third-party lender. The remaining ownership interest of 85.15% of the Finnair Aircraft is held by affiliated equipment leasing programs sponsored by AFG.

     During the three months ended March 31, 1996, the Partnership incurred interest expense of $30,234. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. In the near-term, interest expense is expected to increase as the financing of the Finnair Aircraft occurred on March 25, 1996 and therefore interest related to the Finnair debt was only incurred from that date through the end of the quarter. Thereafter, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses The increase in operating expenses during the three months ended March 31, 1996 compared to the same period in 1995 is due primarily to heavy maintenance costs incurred or accrued in connection with the Boeing 727-251 ADV aircraft, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation and amortization expense was $978,519 for the three months ended March 31, 1996, compared to $1,244,055 for the same period in 1995.

     The ultimate realization of residual value for any aircraft will be dependent upon many factors, including AFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, AFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft under re-lease or renewal lease agreements. Consequently, the amount of any future gain or loss reported in the financial statements may not necessarily be indicative of the total residual value the Partnership achieved from leasing the aircraft.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,342,669 and $2,049,082 during the three months ended March 31, 1996 and 1995, respectively. The expiration of the Partnership's current lease agreements will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. The Partnership expended $72,550 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995.

     As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership has balloon payment obligations at the expiration of the primary lease term related to the Finnair Aircraft.

     Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations of $357,190. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $339,330, and the General Partner was allocated 5%, or $17,860. The first quarter 1996 cash distribution was paid on April 15, 1996.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio.

     The future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees. The like-kind exchange, involving the United, Southwest and Finnair Aircraft, was undertaken, in part, to mitigate the Partnership's economic risk resulting from the United Aircraft being returned to the Partnership upon its lease expiration in April 1996 and remaining off-lease for an extended period. The exchange enabled the Partnership to replace a specialized aircraft with other aircraft which are used more widely in the industry and also to significantly extend its rental stream with two creditworthy users.

     Northwest returned one aircraft to the Partnership in November 1995. In addition, it is anticipated that the two aircraft leased to Cathay and the second aircraft on lease to Northwest will be returned in June, September and October of 1996, respectively. Such events will present additional demands on the Partnership's cash position, depending upon upgrades or refurbishments which will be necessary to remarket the aircraft. Accordingly, the General Partner has reserved a portion of the Partnership's cash for these purposes. Over time, aircraft disposals and other remarketing events will cause the Partnership's net cash from operating activities to diminish. Accordingly, fluctuations in the level of quarterly cash distributions have and will continue to occur. It is possible that the General Partner will elect not to declare a cash distribution in a given quarter, depending upon the overall cash requirements of the Partnership.









                     AIRFUND II International Limited Partnership

                                     FORM 10-Q

                             PART II. OTHER INFORMATION







         Item 1.            Legal Proceedings
                            Response:  None

         Item 2.            Changes in Securities
                            Response:  None

         Item 3.            Defaults upon Senior Securities
                            Response:  None

         Item 4.            Submission of Matters to a Vote of Security Holders
                            Response:  None

         Item 5.            Other Information
                            Response:  None

         Item 6(a).         Exhibits
                            Response:  None

         Item 6(b).         Reports on Form 8-K
                            Response:  None













                                  SIGNATURE PAGE




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



              AIRFUND II International Limited Partnership


                               By: AFG Aircraft Management Corporation, a Massachusetts corporation and the General
                                        Partner of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                        Michael J. Butterfield
                                        Treasurer of AFG Aircraft Management
                                        Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    May 15, 1996



                               By:      /s/  Gary Romano
                                        Gary M. Romano
                                        Clerk of AFG Aircraft Management
                                        Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    May 15, 1996