Form 10-Q
period 1996-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-08-14
CIK 853937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              ----------------------------------------------

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------  ---------------------

                               ----------------------


For Quarter Ended June 30, 1996                 Commission File No. 0-19137


                 AIRFUND II International Limited Partnership
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                       04-3057290
- ---------------------------------                   ------------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      identification No.)

98 North Washington Street, Boston, MA              02114
- --------------------------------------              ------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   -------------------------


- ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes     No
                                                       ---    ---

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

     Statement of Financial Position at June 30, 1996
       and December 31, 1995                                   3

     Statement of Operations for the three and six
       months ended June 30, 1996 and 1995                     4

     Statement of Cash Flows for the six months ended
       June 30, 1996 and 1995                                  5

     Notes to the Financial Statements                       6-9

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations   10-14


PART II. OTHER INFORMATION:

  Items 1 - 6                                                 15


                  AIRFUND II International Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)



                                            June 30,    December 31,
                                              1996          1995
                                          ------------  ------------
ASSETS
- ------
Cash and cash equivalents                  $ 3,808,582   $ 3,557,968
Contractual right for equipment                     --     1,317,392
Rents receivable                                 9,244       169,906

Accounts receivable - affiliate                133,696       316,439
Equipment at cost, net of accumulated
 depreciation of $43,562,694 and
 $41,568,185 at June 30, 1996 and
 December 31, 1995, respectively            18,233,199    16,070,428
                                           -----------   -----------
   Total assets                            $22,184,721   $21,432,133
                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Notes payable                              $ 3,778,984   $ 1,432,396
Accrued interest                                39,680        19,197
Accrued liabilities                            119,918        93,140
Accrued liabilities - affiliate                 23,782        58,152
Deferred rental income                          49,778       477,506
Cash distributions payable to partners         357,190       714,381
                                           -----------   -----------
   Total liabilities                         4,369,332     2,794,772
                                           -----------   -----------
Partners' capital (deficit):
  General Partner                          (2,147,327)   (2,106,228)
  Limited Partnership Interests
   (2,714,647 Units; initial purchase
   price of $25 each)                       19,962,716    20,743,589
                                           -----------   -----------
   Total partners' capital                  17,815,389    18,637,361
                                           -----------   -----------
   Total liabilities and partners'
    capital                                $22,184,721   $21,432,133
                                           ===========   ===========

                  The accompanying notes are an integral part
                        of these financial statements.

                  AIRFUND II International Limited Partnership

                            STATEMENT OF OPERATIONS
           for the three and six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                           Three Months                Six Months
                                          Ended June 30,             Ended June 30,
                                         1996         1995          1996         1995
                                     ------------  -----------  ------------  -----------

Income:
   Lease revenue                      $1,138,726    $1,590,128   $2,621,822    $3,303,703
   Interest income                        50,401        40,145      134,128        85,218
                                      ----------    ----------   ----------    ----------
      Total income                     1,189,127     1,630,273    2,755,950     3,388,921
                                      ----------    ----------   ----------    ----------

Expenses:
   Depreciation and amortization       1,015,990     1,243,887    1,994,509     2,487,942
   Interest expense                       88,170            --      118,404            --
   Equipment management fees
   - affiliate                            56,936        79,506      131,091       165,185
   Operating expenses - affiliate        410,486        34,874      619,538        93,239
                                      ----------    ----------   ----------    ----------
      Total expenses                   1,571,582     1,358,267    2,863,542     2,746,366
                                      ----------    ----------   ----------    ----------

Net income (loss)                     $ (382,455)   $  272,006   $ (107,592)   $  642,555
                                      ==========    ==========   ==========    ==========

Net income (loss)
   per limited partnership unit       $    (0.13)   $     0.10   $    (0.04)   $     0.22
                                      ==========    ==========   ==========    ==========
Cash distributions declared
   per limited partnership unit       $     0.13    $     0.63   $     0.25    $     1.25
                                      ==========    ==========   ==========    ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                  AIRFUND II International Limited Partnership

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------

Cash flows from (used in) operating
 activities:
Net income (loss)                         $  (107,592)  $   642,555
Adjustments to reconcile net income
 (loss) to net cash from operating
 activities:
     Depreciation and amortization          1,994,509     2,487,942

Changes in assets and liabilities
   Decrease (increase) in:
      rents receivable                        160,662        (2,483)
      accounts receivable - affiliate         182,743       233,871
   Increase (decrease) in:
      accrued interest                         20,483            --
      accrued liabilities                      26,778       (88,182)
      accrued liabilities - affiliate         (34,370)      (24,911)
      deferred rental income                 (427,728)      (93,248)
                                          -----------   -----------
      Net cash from operating
       activities                           1,815,485     3,155,544
                                          -----------   -----------
Cash flows used in investing activities:
   Purchase of equipment                      (72,550)           --
                                          -----------   -----------
      Net cash used in investing
       activities                             (72,550)           --
                                          -----------   -----------
Cash flows used in financing activities:
   Principal payments - notes payable        (420,750)           --
   Distributions paid                      (1,071,571)   (3,571,904)
                                          -----------   -----------
      Net cash used in financing
       activities                          (1,492,321)   (3,571,904)
                                          -----------   -----------
Net increase (decrease) in cash and
 cash equivalents                             250,614      (416,360)
Cash and cash equivalents at beginning
 of period                                  3,557,968     3,620,148
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 3,808,582   $ 3,203,788
                                          ===========   ===========
 Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
    interest                              $    97,921   $        --
                                          ===========   ===========

Supplemental disclosure of non-cash investing activities:
 See Note 5 to the Financial Statements.


                  The accompanying notes are an integral part
                        of these financial statements.

                 AIRFUND II International Limited Partnership

                         Notes to Financial Statements
                                 June 30, 1996

                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Partnership had $3,800,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $6,361,971 are due as follows:

     For the year ending June 30, 1997   $3,093,718
                                  1998    1,917,534
                                  1999    1,130,471
                                  2000      220,248
                                         ----------

                                 Total   $6,361,971
                                         ==========


  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 13.11% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc.(the "Southwest Aircraft"). The Partnership will receive approximately $378,000 of rental revenue in each of the years in the period ending June 30, 1999, and approximately $220,000 in the year ending June 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                 AIRFUND II International Limited Partnership
                         Notes to Financial Statements

                                  (Continued)


  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.58% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $640,000 of rental revenue in each of the years in the period ending June 30, 1998, and approximately $473,000 in the year ending June 30, 1999, pursuant to the Finnair Aircraft lease agreement.

  Effective June 1996, the Partnership re-leased a Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest Airlines, Inc., to Transmeridian Airlines. The Partnership will receive approximately $941,000 of rental revenue in the year ended June 30, 1997, $900,000 of rental revenue in the year ended June 30, 1998, and $280,000 of rental revenue in the year ended June 30, 1999.


NOTE 4 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG"), on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                            1996       1995
                                          ---------  ---------

       Equipment management fees           $131,091   $165,185
       Administrative charges                10,500     10,500
       Reimbursable operating expenses
          due to third parties              609,038     82,739
                                           --------   --------

                          Total            $750,629   $258,424
                                           ========   ========


  All rents are paid by the lessees directly to AFG. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to
remittance to the Partnership.   At June 30, 1996, the Partnership was owed
$133,696 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1996.


NOTE 5 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Partnership at June 30, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.

                 AIRFUND II International Limited Partnership
                         Notes to Financial Statements

                                  (Continued)

                                          Lease Term     Equipment
     Equipment Type                        (Months)       at Cost
- -------------------------                 -----------  -------------

One Lockheed L-1011-100 (Cathay)                   6   $ 15,879,518
One Boeing 727-208 ADV (ATA)                      36     12,928,710
One Boeing 727-200 ADV (Northwest)                --     11,164,679
One Boeing 727-251 ADV (Transmeridian)            28      9,732,714
One Lockheed L-1011-50 (Cathay)                   --      6,013,492
Two McDonnell-Douglas MD-82 (Finnair)             36      4,157,280
Three Boeing 737-2H4 (Southwest)                  49      1,919,500
                                                       ------------

                               Total equipment cost      61,795,893

                           Accumulated depreciation     (43,562,694)
                                                       ------------

         Equipment, net of accumulated depreciation    $ 18,233,199
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

  The Partnership's portfolio includes a Boeing 727-251 ADV aircraft formerly on a renewal rental agreement with Northwest Airlines, Inc. This aircraft was returned upon expiration of its lease term on November 30, 1995 and incurred heavy maintenance costs of approximately $500,000 during the six months ended June 30, 1996. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease the aircraft effective June 1996.

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

  On June 30, 1996, the Lockheed L-1011-50 aircraft, in which the Partnership has a proportionate ownership interest, was returned by the lessee. The Partnership's complete interest in the Lockheed

                 AIRFUND II International Limited Partnership
                         Notes to Financial Statements

                                  (Continued)


L-1011-100 is anticipated to be returned to the Partnership upon the expiration of its renewal lease term, in September 1996.

  The Partnership's Boeing 727-200 ADV aircraft was sold to the lessee in July 1996 (see Note 7 - Subsequent Events).


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes payable to banks of $3,778,984. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.

    The annual maturities of the installment notes payable are as follows:

     For the year ending June 30, 1997   $  714,955
                                  1998      780,423
                                  1999    2,099,193
                                  2000      184,413
                                         ----------

                                 Total   $3,778,984
                                         ==========

NOTE 7 - SUBSEQUENT EVENT
- -------------------------

    During July 1996, the Partnership sold its Boeing 727-200 Advanced aircraft to the lessee, Northwest Airlines, Inc. The Partnership received lease termination rents of $429,351 and sale proceeds of $3,535,649. At June 30, 1996, the net carrying value of this aircraft was $3,074,680.

                 AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- ---------------------

Overview
- --------

  As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. In 1995, the Partnership transferred its proportionate ownership interest in one aircraft to the existing lessee, United Airlines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. One of the four commercial aircraft held in the Partnership's original portfolio was returned to the Partnership in 1995, upon the expiration of its lease term, (see "Results in Operations") and in June 1996, upon completion of refurbishments, was re-leased to Transmeridian Airlines. The Partnership is negotiating to re-lease the other aircraft in which it holds a proportionate interest and which was returned by the lessee, upon completion of its renewal lease term, in June 1996. At June 30, 1996, the Partnership also owned a complete interest in three other aircraft, one of which was sold in July 1996 (see Note 7 to the Financial Statements, herein), and two of which are being leased pursuant to renewal and re-lease agreements which will expire in 1996 and 1997, respectively. Upon expiration of the primary and renewal lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Partnership recognized lease revenue of $1,138,726 and $2,621,822, respectively, compared to $1,590,128 and $3,303,703 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was due primarily to the expiration of the lease to Northwest Airlines, Inc. ("Northwest") of a Boeing 727-251 ADV aircraft, in December 1995. This aircraft was re-leased to Transmeridian Airlines, effective June 1996 (see discussion below). The decrease also reflects the effects of a temporary decline in lease revenues associated with the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, having aggregate quarterly lease revenues of $149,640, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $255,401. The Finnair Aircraft was exchanged into the Partnership on March 25 1996. Accordingly, revenue for the six months ended June 30, 1996 reflected only a portion of the rents ultimately anticipated from the like-kind exchange.

  The Partnership's Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest, was returned upon expiration of its lease term on November 30, 1995. This aircraft underwent heavy maintenance costing the Partnership approximately $500,000 during the six

                 AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


months ended June 30, 1996. In June, 1996, the Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease this aircraft for aggregate rents over the lease term of approximately $2,121,000. The Partnership's portfolio also includes a Boeing 727-200 ADV aircraft which was sold in July 1996 (see Note 7 - Subsequent Events).

  The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft with leases to Cathay Pacific Airways Limited ("Cathay"). The Partnership's original lease agreements with Cathay provided for semi-annual rent adjustments based on the six month London Inter-Bank Offered Rate ("LIBOR"). Accordingly, rents generated from these leases fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreements with Cathay (having adjusted semi-annual rents aggregating $1,353,599) expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay again extended the lease on one of the aircraft until June 30, 1996 and the other until September 30, 1996, both at fixed rates. Currently, the demand for L-1011 aircraft is weak, limited princiaplly to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011 and, currently, a large domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Such circumstances may inhibit the remarketing of the Partnership's L-1011 aircraft and may require the Partnership to upgrade or refurbish the aircraft to meet the needs of a potential successor lessee. Accordingly, until the Partnership's L-1011 aircraft are remarketed, the General Partner expects to reserve a portion of the Partnership's cash for such purposes. In addition, the General Partner will engage the services of a third party to provide a new appraisal of the Partnership's L-1011 aircraft in light of current market conditions.

  The Partnership's Boeing 727-208 ADV aircraft is under a three year re-lease agreement with American Trans Air, Inc. The re-lease agreement, scheduled to expire in January 1997, provides revenue of $63,500 per month to the Partnership.

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

  The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three and six months ended June 30, 1996, the Partnership earned interest income of $50,401 and $134,128, respectively, compared to $40,145 and $85,218 for the same periods in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions, discussed above.

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

  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.85% ownership interest in two Finnair Aircraft at a total cost to the Partnership of $4,157,280. To acquire the ownership interest in the Finnair Aircraft, the Partnership paid $1,389,942 in cash and obtained financing of $2,767,338 from a third-party lender. The remaining ownership interest of 85.15% of the Finnair Aircraft is held by affiliated equipment leasing programs sponsored by AFG. The like-kind exchange, involving the United, Southwest and Finnair Aircraft, was undertaken, in part, to mitigate the Partnership's economic risk resulting from the United Aircraft being returned to the Partnership upon its lease expiration in April 1996 and remaining off-lease for an extended period. The exchange enabled the Partnership to replace a specialized

                 AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


aircraft with other aircraft which are used more widely in the industry and also to significantly extend its rental stream with two creditworthy lessees.

  During the three and six months ended June 30, 1996, the Partnership incurred interest expense of $88,170 and $118,404, respectively. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended June 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses The increase in operating expenses during 1996 compared to 1995 is due primarily to heavy maintenance costs incurred in connection with the Boeing 727-251 ADV aircraft, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation and amortization expense was $1,015,990 and $1,994,509 for the three and six months ended June 30, 1996, respectively, compared to $1,243,887 and $2,487,942 for the same periods in 1995.

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


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,815,485 and $3,155,544 during the six months ended June 30, 1996 and 1995, respectively. The expiration of the Partnership's current lease agreements will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be partially offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from

                 AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

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

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations of $714,380. In accordance with the Amended and Restated Agreement and Certificate of Limited Partnership, the Recognized Owners were allocated 95% of these distributions, or $678,661, and the General Partner was allocated 5%, or $35,719. The second quarter 1996 cash distribution was paid on July 15, 1996.

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

  Overall, the future liquidity of the Partnership will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The General Partner anticipates that cash proceeds resulting from these sources will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees.

  In June 1996, Cathay returned one aircraft, in which the Partnership holds a proportionate interest and a second aircraft, owned entirely by the Partnership, is anticipated to be returned to the Partnership in September 1996. Such events will present demands on the Partnership's cash position, depending upon upgrades or refurbishments which will be necessary to remarket these aircraft. Accordingly, the General Partner will reserve a portion of the Partnership's cash for these purposes. In July 1996, the Partnership will collect cash of $3,965,000, consisting of lease termination rents equal to $429,351 and sale proceeds equal

                 AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION


to $3,535,649 from the sale of one of its Boeing 727 Advanced jet aircraft to the lessee, Northwest. Over time, aircraft disposals and other remarketing events will cause the Partnership's net cash from operating activities to diminish. Accordingly, fluctuations in the level of quarterly cash distributions have and will continue to occur. It is possible that the General Partner will elect not to declare a cash distribution in a given quarter, depending upon the overall cash requirements of the Partnership.

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



                  AIRFUND II International Limited Partnership


                  By:  AFG Aircraft Management Corporation, a
                       Massachusetts corporation and the General
                       Partner of the Registrant.


                  By:  /s/  Michael J. Butterfield
                       ---------------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                       Principal Accounting Officer)


                  Date:  August 14, 1996
                         -------------------------------------



                  By:  /s/  Gary M. Romano
                       ---------------------------------------
                       Gary M. Romano
                       Clerk of AFG Aircraft Management Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                  Date:  August 14, 1996
                         -------------------------------------