Form 10-Q
period 1996-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1996-11-14
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                     OR

[       ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________



For Quarter Ended September 30, 1996            Commission File No. 0-19137


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


___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      ------

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes        No
                          -----       -----

               AIRFUND II International Limited Partnership

                              FORM 10-Q

                                INDEX



                                                             PAGE
                                                             -----
PART I.  FINANCIAL INFORMATION:

  Item 1.      Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                     3

     Statement of Operations
       for the three and nine months ended September 30,
       1996 and 1995                                                   4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995           5

     Notes to the Financial Statements                               6-9


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                      10-14


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                         15

                   AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                     September 30, 1996 and December 31, 1995

                                   (Unaudited)

                                                         September 30,   December 31,
                                                              1996           1995
                                                         -------------  -------------
ASSETS

Cash and cash equivalents
                                                          $  7,959,477   $  3,557,968
Contractual right for equipment
                                                                    --      1,317,392
Rents receivable
                                                                    --        169,906
Accounts receivable - affiliate
                                                               188,519        316,439
Equipment at cost, net of accumulated depreciation of
  $36,304,391 and $41,568,185 at September 30, 1996
  and December 31, 1995, respectively                       14,326,823     16,070,428
                                                           -----------    -----------
    Total assets                                           $22,474,819    $21,432,133
                                                           -----------    -----------
                                                           -----------    -----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $ 3,581,414    $ 1,432,396
Accrued interest                                                31,248         19,197
Accrued liabilities                                            497,210         93,140
Accrued liabilities - affiliate                                 46,364         58,152
Deferred rental income                                          76,445        477,506
Cash distributions payable to partners                       5,670,163        714,381
                                                           -----------    -----------
    Total liabilities                                        9,902,844      2,794,772
                                                           -----------    -----------
Partners' capital (deficit):
  General Partner                                           (2,366,857)    (2,106,228)
  Limited Partnership Interests
   (2,714,647 Units; initial purchase price of $25 each)    14,938,832     20,743,589
                                                           -----------    -----------
    Total partners' capital                                 12,571,975     18,637,361
                                                           -----------    -----------
    Total liabilities and partners' capital                $22,474,819    $21,432,133
                                                           -----------    -----------
                                                           -----------    -----------


                     The accompanying notes are an integral part
                           of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1996 and 1995

                                   (Unaudited)


                                                                 Three Months                 Nine Months
                                                              Ended September 30,          Ended September 30,
                                                              1996           1995          1996           1995
                                                           ----------     ----------     ---------      ----------
Income:

  Lease revenue                                           $  1,398,078   $  1,678,986   $  4,019,900   $  4,982,689

  Interest income                                               86,749         41,113        220,877        126,331

Gain on sale of equipment                                      460,969             --        460,969             --

  Loss on exchange of equipment                                     --       (497,014)            --       (497,014)
                                                           -----------    -----------     ----------    ----------
    Total income                                             1,945,796      1,223,085      4,701,746      4,612,006
                                                           -----------    -----------     ----------    ----------

Expenses:

  Depreciation and amortization                                831,696      1,222,154      2,826,205      3,710,096

  Interest expense                                              79,835             --        198,239             --

  Equipment management fees - affiliate                         69,904         83,949        200,995        249,134

  Operating expenses - affiliate                               537,613         24,611      1,157,151        117,850
                                                           -----------    -----------     ----------    ----------
    Total expenses                                           1,519,048      1,330,714      4,382,590      4,077,080
                                                           -----------    -----------     ----------    ----------

Net income (loss)                                           $  426,748    $  (107,629)    $  319,156     $  534,926
                                                           -----------    -----------     ----------    ----------
                                                           -----------    -----------     ----------    ----------
Net income (loss) per limited partnership unit              $     0.15    $    (0.04)     $     0.11     $     0.19
                                                           -----------    -----------     ----------    ----------
                                                           -----------    -----------     ----------    ----------
Cash distributions declared per limited partnership unit    $     2.00    $     0.25      $     2.25     $     1.50
                                                           -----------    -----------     ----------    ----------
                                                           -----------    -----------     ----------    ----------


                     The accompanying notes are an integral part
                           of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1996 and 1995

                                   (Unaudited)

                                                                  1996           1995
                                                               ---------      ---------
Cash flows from (used in) operating activities:
Net income                                                    $  319,156     $  534,926
Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization                              2,826,205      3,710,096
    Gain on sale of equipment                                   (460,969)            --
    Loss on exchange of equipment                                     --        497,014

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                             169,906         (2,474)
    accounts receivable - affiliate                              127,920         58,932
  Increase (decrease) in:
    accrued interest                                              12,051             --
    accrued liabilities                                          404,070       (159,978)
    accrued liabilities - affiliate                              (11,788)       (12,177)
    deferred rental income                                      (401,061)       661,125
                                                             -----------     ----------
      Net cash from operating activities                       2,985,490      5,287,464
                                                             -----------     ----------
Cash flows from (used in) investing activities:
  Purchase of equipment                                          (72,550)            --
  Proceeds from equipment sales                                3,535,649             --
                                                             -----------     ----------
      Net cash from investing activities                       3,463,099             --
                                                             -----------     ----------
Cash flows used in financing activities:
  Principal payments - notes payable                            (618,320)            --
  Distributions paid                                          (1,428,760)    (5,357,856)
                                                             -----------     ----------
      Net cash used in financing activities                   (2,047,080)    (5,357,856)
                                                             -----------     ----------
Net increase (decrease) in cash and cash equivalents           4,401,509        (70,392)

Cash and cash equivalents at beginning of period               3,557,968      3,620,148
                                                             -----------     ----------
Cash and cash equivalents at end of period                    $7,959,477     $3,549,756
                                                             -----------     ----------
                                                             -----------     ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                    $  186,188     $       --
                                                             -----------     ----------
                                                             -----------     ----------

Supplemental disclosure of non-cash investing activities:
     See Note 5 to the Financial Statements.


                     The accompanying notes are an integral part
                           of these financial statements.

                AIRFUND II International Limited Partnership

                     Notes to the Financial Statements
                            September 30, 1996

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.



NOTE 2 - CASH

  At September 30, 1996, the Partnership had $7,855,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

  Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,173,403 are due as follows:


  For the year ending September 30, 1997        $2,239,534
                                    1998         1,907,534
                                    1999           900,479
                                    2000           125,856
                                                ----------
                                    Total       $5,173,403
                                                ==========

  In September 1995, the Partnership transferred its ownership interest in a Boeing 747-SP-21 commercial jet aircraft (the "United Aircraft") to the existing lessee, United Air Lines, Inc., pursuant to the rules for a like-kind exchange transaction for income tax reporting purposes (See Note 5 herein). In November 1995, the Partnership partially replaced the United Aircraft with a 13.11% interest in three Boeing 737-2H4 aircraft leased to Southwest Airlines, Inc. (the "Southwest Aircraft"). The Partnership will receive approximately $378,000 of rental revenue in each of the years in the period ending September 30, 1999, and approximately $126,000 in the year ending September 30, 2000, pursuant to the Southwest Aircraft lease agreement.

                AIRFUND II International Limited Partnership

                     Notes to the Financial Statements

                               (Continued)


  Additionally, in March 1996, the Partnership completed the replacement of the United Aircraft with a 14.58% interest in two McDonnell-Douglas MD-82 Aircraft leased by Finnair OY (the "Finnair Aircraft"). The Partnership will receive approximately $640,000 of rental revenue in each of the years in the period ending September 30, 1998, and approximately $313,000 in the year ending September 30, 1999, pursuant to the Finnair Aircraft lease agreement.

  Effective September 1996, the Partnership re-leased a Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest Airlines, Inc., to Transmeridian Airlines. The Partnership will receive approximately $968,000 of rental revenue in the year ended September 30, 1997, $890,000 in the year ended September 30, 1998, and $210,000 in the year ended September 30, 1999.


NOTE 4 - RELATED PARTY TRANSACTIONS

  All operating expenses incurred by the Partnership are paid by American Finance Group ("AFG") on behalf of the Partnership and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Partnership to AFG or its Affiliates, are as follows:

                                       1996        1995
                                     --------    ---------
  Equipment management fees        $  200,995     $249,134
  Administrative charges               15,750       15,750
  Reimbursable operating expenses
     due to third parties           1,141,401      102,100
                                   ----------     --------
                  Total            $1,358,146     $366,984
                                   ==========     ========


  All rents are paid by the lessees directly to AFG. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1996, the Partnership was owed $188,519 by AFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1996.


NOTE 5 - EQUIPMENT

  The following is a summary of equipment owned by the Partnership at September 30, 1996. In the opinion of AFG, the acquisition cost of the equipment did not exceed its fair market value.

                AIRFUND II International Limited Partnership

                     Notes to the Financial Statements

                               (Continued)

                                                         Lease Term      Equipment
     Equipment Type                                       (Months)        at Cost
-------------------------------                          ----------     -------------
One Lockheed L-1011-100 (Cathay)                               --       $  15,879,518
One Boeing 727-208 ADV (ATA)                                   36          12,928,710
One Boeing 727-251 ADV (Transmeridian)                         28           9,732,714
One Lockheed L-1011-50 (Cathay)                                --           6,013,492
Two McDonnell-Douglas MD-82 (Finnair)                          36           4,157,280
Three Boeing 737-2H4 (Southwest)                               49           1,919,500
                                                                         ------------

                                             Total equipment cost          50,631,214

                                         Accumulated depreciation         (36,304,391)
                                                                         ------------
                       Equipment, net of accumulated depreciation        $ 14,326,823
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

  The Partnership's portfolio includes a Boeing 727-251 ADV aircraft formerly on a renewal rental agreement with Northwest Airlines, Inc. This aircraft was returned upon expiration of its lease term on November 30, 1995 and has undergone heavy maintenance, approximately $480,000 of which was incurred or accrued during the nine months ended September 30, 1996. During the three months ended September 30, 1996, the Partnership received $468,133 from the former lessee of this aircraft, representing a reimbursement of additional maintenance costs previously incurred. The Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease the aircraft effective September 1996.

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

  On June 30, 1996, the Lockheed L-1011-50 aircraft, in which the Partnership has a proportionate ownership interest, was returned by the lessee. The General Partner is actively seeking the re-lease of this aircraft. The Partnership's Lockheed L-1011-100 was returned to the Partnership upon the expiration of its renewal lease term, in September 1996 and is currently undergoing heavy maintenance expected to cost the Partnership

                AIRFUND II International Limited Partnership

                     Notes to the Financial Statements

                               (Continued)


approximately $430,000, all of which was incurred or accrued during the nine months ended September 30, 1996. The General Partner is negotiating the re-lease of this aircraft.


NOTE 6 - NOTES PAYABLE

  Notes payable at September 30, 1996 consisted of installment notes payable to banks of $3,581,414. The installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the installment notes payable are as follows:

  For the year ending September 30, 1997        $  707,598
                                    1998           795,950
                                    1999         1,984,730
                                    2000            93,136
                                                ----------
                                    Total       $3,581,414
                                                ==========


NOTE 7 - REMARKETING ACTIVITIES

  During July 1996, the Partnership sold a Boeing 727-200 ADV aircraft having a net book value of $3,074,680 to the lessee, Northwest Airlines, Inc. The Partnership received sale proceeds of $3,535,649 and recognized a net gain of $460,969 from this transaction. In addition, the Partnership received lease termination rents of $429,351 as the aircraft was sold prior to the expiration of the related lease term. The aircraft represented approximately 18% of the Partnership's aircraft portfolio and was acquired by the Partnership in May 1990 at an aggregate cost of $11,164,679.

                AIRFUND II International Limited Partnership

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995:

OVERVIEW

  As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. In 1995, the Partnership transferred its proportionate ownership interest in one aircraft to the existing lessee, United Airlines, Inc., in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. One of the four commercial aircraft held in the Partnership's original portfolio was returned to the Partnership in 1995, upon the expiration of its lease term, (see "Results in Operations") and in September 1996, upon completion of refurbishments, was re-leased to Transmeridian Airlines. The Partnership is actively seeking to re-lease the other original aircraft in which it holds a proportionate interest and which was returned by the lessee, upon completion of its renewal lease term, in June 1996. In July 1996, the Partnership sold one of its original aircraft to the lessee, Northwest Airline, Inc. At September 30, 1996, the Partnership also owned a complete interest in two other aircraft, one of which is being leased pursuant to a re-lease agreement which will expire in 1997, and the second for which a re-lease is being negotiated. The second aircraft was returned by the lessee, upon completion of its renewal lease term, in September 1996. Upon expiration of the primary and renewal lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.


RESULTS OF OPERATIONS

  For the three and nine months ended September 30, 1996, the Partnership recognized lease revenue of $1,398,078 and $4,019,900, respectively, compared to $1,678,986 and $4,982,689 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 was due primarily to lease term expirations related to the Partnership's Lockheed L-1011-100 and Boeing 727-251 ADV aircraft, and its proportionate interest in a Lockheed L-1011-50. The decrease was partially offset by the effects of the Partnership's aircraft exchange (discussed below) which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, having aggregate quarterly lease revenues of $149,640, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY) having aggregate quarterly lease revenues of $254,384. The Finnair Aircraft was exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the nine months ended September 30, 1996 did not fully reflect the rents ultimately anticipated from the like-kind exchange.

  The Partnership's Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest Airlines, Inc. ("Northwest") was returned upon expiration of its lease term on November 30, 1995. This aircraft has undergone heavy maintenance, approximately $480,000 of which was incurred or accrued during the nine months ended September 30, 1996. During the three months ended September 30, 1996, the Partnership received

                AIRFUND II International Limited Partnership

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


$468,133 from the former lessee of this aircraft, representing a reimbursement of additional heavy maintenance costs previously incurred. In September, 1996, the Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease this aircraft for aggregate rents over the lease term of approximately $2,068,000.

  The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft with former leases to Cathay Pacific Airways Limited ("Cathay").
The Partnership's original lease agreements with Cathay provided for semi-annual rent adjustments based on the six month London Inter-Bank Offered Rate ("LIBOR"). Accordingly, rents generated from these leases fluctuated in relation to the prevailing LIBOR rate on a semi-annual basis. The Partnership's renewal lease agreements with Cathay (having adjusted semi-annual rents aggregating $1,353,599) expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay again extended the lease on one of the aircraft until June 30, 1996 and on the other until September 30, 1996, both at fixed rates. Cathay subsequently returned both aircraft to the Partnership upon the expiration of the extensions. Currently, the demand for L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011 and, currently, a large domestic air carrier is expected to retire eleven L-1011 aircraft from its fleet. Such circumstances have inhibited the remarketing of the Partnership's L-1011 aircraft and requires the Partnership to upgrade or refurbish the aircraft to meet the needs of a potential successor lessee. The Partnership's Lockheed L-1011-100 is currently undergoing heavy maintenance expected to cost the Partnership approximately $430,000, all of which was incurred or accrued during the nine months ended September 30, 1996. Accordingly, until the Partnership's L-1011 aircraft are remarketed, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes.

  The Partnership's Boeing 727-208 ADV aircraft is under a three year re-lease agreement with American Trans Air, Inc. The re-lease agreement, scheduled to expire in January 1997, provides revenue of $63,500 per month to the Partnership.

  The Partnership holds a proportionate ownership interest in the Cathay, Southwest and Finnair Aircraft discussed above. The remaining interests are owned by other affiliated partnerships sponsored by AFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft. (See Notes 3 and 5 to the financial statements.)

  The Partnership typically earns interest income from temporary investments of rental receipts in short-term instruments. For the three and nine months ended September 30, 1996 the Partnership earned interest income of $86,749 and $220,877, respectively, compared to $41,113 and $126,331 for the same periods in 1995. The increase in interest income in 1996 compared to 1995 is a result of interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transactions discussed below and interest earned on sale proceeds associated with the Boeing 727-200 ADV aircraft prior to the time such sale proceeds were distributed to the Recognized Owners.

  During July 1996, the Partnership sold a Boeing 727-200 ADV jet aircraft with an original cost and net book value of $11,164,679 and $3,074,680, respectively, to the existing lessee. In connection with this sale, the Partnership realized sale proceeds of $3,535,649, which resulted in a net gain, for financial statement purposes, of $460,969. The Partnership also realized lease termination rents of $429,351 in connection with this sale as the aircraft was sold prior to the expiration of the related lease term.

                AIRFUND II International Limited Partnership

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION

  In September 1995, the Partnership transferred its entire ownership interest (23.19%) in a Boeing 747-SP aircraft (the "United Aircraft") to its lessee, United Air Lines, Inc. The transaction was structured as a like-kind exchange for income tax reporting purposes. The Partnership received aggregate cash consideration of $1,910,907, including $106,411 for rent accrued through the transfer date. The net cash consideration of $1,804,496 was deposited into a special-purpose escrow account through a third-party exchange agent pending the completion of the aircraft exchange. The Partnership's interest in the United Aircraft had a net book value of $2,301,510 at the date of transfer and resulted in a net loss for financial reporting purposes of $497,014.

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

  During the three and nine months ended September 30, 1996, the Partnership incurred interest expense of $79,835 and $198,239, respectively. Interest expense resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft, described above. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended September 30, 1996 and 1995 and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses The increase in operating expenses during 1996 compared to 1995 is due primarily to heavy maintenance costs incurred in connection with the Boeing 727-251 ADV aircraft and the Lockheed L-1011-100 aircraft, discussed above. During the three months ended September 30, 1996, the Partnership received $468,133 from the former lessee of the Boeing 727-251 ADV aircraft, representing a reimbursement of additional heavy maintenance costs previously incurred. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation and amortization expense was $831,696 and $2,826,205 for the three and nine months ended September 30, 1996, respectively, compared to $1,222,154 and $3,710,096 for the same periods in 1995.

  The ultimate realization of residual value for any aircraft will be dependent upon many factors, including AFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and

                AIRFUND II International Limited Partnership

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION


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


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,985,490 and $5,287,464 during the nine months ended September 30, 1996 and 1995, respectively. The expiration of the Partnership's lease agreements related to both its Lockheed L-1011-100 and its proportionate interest in the Lockheed L-1011-50 and the sale of a Boeing 727-200 Advanced aircraft will cause a decline in the Partnership's future lease revenue and corresponding sources of operating cash. This will be partially offset by rents generated in connection with the Southwest Aircraft and the Finnair Aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

  Cash expended for equipment acquisitions and cash realized form asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $72,550 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1995. During the nine months ended September 30, 1996, the Partnership realized $3,535,649 in proceeds from the sale of a Boeing 727-200 ADV aircraft. There were no equipment sales during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the equipment's condition and age, and future market conditions.

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

  Cash distributions to the General Partner and Recognized Owners are declared and generally paid within fifteen days following the end of each calendar quarter. The payment of such distributions is presented as a

                AIRFUND II International Limited Partnership

                                  FORM 10-Q

                        PART I.  FINANCIAL INFORMATION





component of financing activities. For the nine months ended September 30, 1996, the Partnership declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $6,384,542. Of the total distributions, $6,107,955 was allocated to the Recognized Owners and $276,587 was allocated to the General Partner. The third quarter 1996 cash distribution was paid on October 15, 1996.

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

  In June and September 1996, Cathay returned two aircraft, one in which the Partnership holds a proportionate interest and a second aircraft owned entirely by the Partnership. These events are expected to present demands on the Partnership's cash position, depending upon the extent of upgrades or refurbishments necessary to remarket these aircraft. Accordingly, until these aircraft are remarketed, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes. The cash distribution for the third quarter of 1996 resulted from proceeds realized from the sale of the Partnership's Boeing 727-200 ADV aircraft and a reduction in the Partnership's estimated cash reserve requirements. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner expects to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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


                             AIRFUND II International Limited Partnership


                        By:   AFG Aircraft Management Corporation, a
                              Massachusetts corporation and the General
                              Partner of the Registrant.


                        By:   /s/  Michael J. Butterfield
                              ---------------------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                              Principal Accounting Officer)


                        Date: November 14, 1996
                              ---------------------------------------------




                        By:   /s/ Gary M. Romano
                              ---------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Aircraft Management Corporation
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                        Date: November 14, 1996
                              ---------------------------------------------