Form 10-K
period 1996-12-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-03-31
CIK 853937

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December31, 1996
-------------------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                               ---------------------    ------------------------

Commission file number         0-19137
                       ---------------------------------------------------------

                     AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

 Massachusetts                                      04-3057290
--------------------------------------             -----------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification No.)

98 N. Washington St., Fifth Floor, Boston, MA       02114
---------------------------------------------      -----------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code        (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act      NONE
                                                          ----------------------

     Title of each class             Name of each exchange on which registered
-------------------------------    ---------------------------------------------
-------------------------------    ---------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:


           2,714,647Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  XX    No
                                             ------    ------

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1996 (Part I and II)

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                  FORM 10-K

                              TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                 ----
                                            PART I


Item 1.          Business                                                                                         3
Item 2.          Properties                                                                                       5
Item 3.          Legal Proceedings                                                                                5
Item 4.          Submission of Matters to a Vote of Security Holders                                              5


                                            PART II


Item 5.          Market for the Partnership's Securities  and Related Security Holder Matters                     6

Item 6.          Selected Financial Data                                                                          7

Item 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                       7

Item 8.          Financial Statements and Supplementary Data                                                      7


Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                                       7


                                            PART III


Item 10.         Directors and Executive Officers of the Partnership                                               8

Item 11.         Executive Compensation                                                                           10

Item 12.         Security Ownership of Certain Beneficial Owners and Management                                   10

Item 13.         Certain Relationships and Related Transactions                                                   11

                                            PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                               13-15

                                            PART I

ITEM 1. BUSINESS.

    (a) General Development of Business

    AIRFUND II International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership. EFG and a wholly-owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation which is wholly-owned by EFG, is the 1% general partner. The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement of Limited Partnership (the "Restated Agreement, as amended").

    (b) Financial Information About Industry Segments

    The Partnership is engaged in only one industry segment: the business of acquiring used commercial aircraft and leasing the aircraft to creditworthy lessees on a full-payout or operating lease basis. (Full-payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the aircraft. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the aircraft). Industry segment data is not applicable.

    (c) Narrative Description of Business

    The Partnership was organized to acquire a specified portfolio of used commercial jet aircraft subject to various full-payout and operating leases and to lease the aircraft to third parties as income-producing investments. More specifically, the Partnership's primary investment objectives are to acquire and lease aircraft which will:

    1. Generate quarterly cash distributions;

    2. Preserve and protect invested capital; and

    3. Maintain substantial residual value for ultimate sale of the aircraft.

    The Partnership has the additional objective of providing certain federal income tax benefits.

    The initial Interim Closing date of the Offering of Units of the Partnership was May 17, 1990. The initial purchase of aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred at each of five subsequent Interim Closings, the last of which occurred on June 28, 1991, the Final Closing. The acquisitions of the Partnership's aircraft and the associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership will terminate no later than December 31, 2005.

    The Partnership has no employees; however, it entered into a Management Agreement with AF/AIP Programs Limited Partnership. At the same time, AF/AIP Programs Limited Partnership entered into an identical Management Agreement with EFG (the "Manager") (collectively, the "Management Agreement"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as described in the Restated Agreement, as amended, in Item 13, herein and Note 4 to the financial statements included in
Item 14, herein.

    The Partnership's investment in commercial aircraft is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing aircraft is the possibility that aggregate lease revenues and aircraft sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all operating expenses. Consequently, the success of the Partnership is largely dependent upon the ability of the General Partner and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the aircraft at the time of sale.

    In addition, the leasing industry is very competitive. Although all funds available for acquisitions have been invested in aircraft, subject to noncancellable lease agreements, the Partnership will encounter considerable competition when the aircraft are re-leased or sold at the expiration of current lease terms. The Partnership will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including lease programs organized and managed similarly to the Partnership, and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell aircraft within their own portfolios to the same customers as the Partnership. Many competitors have greater financial resources and more experience than the Partnership, the General Partner and the Manager.

    In recent years, market values for used commercial jet aircraft have deteriorated. Consistent price competition and other pressures within the airline industry have inhibited sustained profitability for many carriers. Most major airlines have had to re-evaluate their aircraft fleets and operating strategies. Such issues complicate the determination of net realizable value for specific aircraft, and particularly used aircraft, because cost-benefit and market considerations may differ significantly between the major airlines. Aircraft condition, age passenger capacity, distance capability, fuel efficiency, and other factors also influence market demand and market values for passenger jet aircraft.

    Notwithstanding the foregoing, the ultimate realization of residual value for any aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, EFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

    The General Partner will determine when each aircraft should be sold and the terms of such sale based upon numerous factors with a view toward achieving the investment objectives of the Partnership. The General Partner is authorized to sell the aircraft prior to the expiration of the initial lease terms and intends to monitor and evaluate the market for resale of the aircraft to determine whether an aircraft should remain in the Partnership's portfolio or be sold. As an alternative to sale, the Partnership may enter re-lease agreements when considered advantageous by the General Partner and the Manager.

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 2 to the financial statements in the 1996 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    Default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to recover the cost of invested capital.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

    The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary D. Engle, its President and Chief Executive Officer. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited
partner,     GDE Acquisition Limited Partnership ("GDE LP"). Equis
Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

    In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party (the "Buyer"). AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG agreed not to compete with the Buyer's lease origination business for a period of five years; however, EFG is permitted to originate certain equipment leases, principally those involving non-investment grade lessees and ocean-going vessels, which are not in competition with the Buyer. In addition, the sale agreements specifically reserved to EFG the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs, including the right to satisfy all required equipment acquisitions utilizing either brokers or the Buyer. Geoffrey A. MacDonald, Chairman of Equis Corporation and Gary D. Engle agreed not to compete with the sold business on terms and conditions similar to those for the Company.

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

ITEM 2. PROPERTIES.

    Incorporated herein by reference to Note 3 to the financial statements in the 1996 Annual Report.

ITEM 3. LEGAL PROCEEDINGS.

    Incorporated herein by reference to Note 7 to the financial statements in the 1996 Annual Report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S SECURITIES AND RELATED SECURITY HOLDER MATTERS.

    (a) Market Information

    There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1996, there were 3,946 recordholders of Units in the Partnership.

    (c) Dividend History and Restrictions

    Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Each quarter's distribution may vary in amount. Distributions may be made to the General Partner prior to the end of a fiscal quarter; however, the amount of such distribution reflects only amounts to which the General Partner is entitled at the time such Distribution is made. Currently, there are no restrictions that materially limit the Partnership's ability to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Partnership believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings. The Partnership expects to continue to distribute all available Distributable Cash From Operations and Distributable Cash From Sales or Refinancings on a quarterly basis.

    Distributions declared in 1996 and 1995 were made as follows:

                                                                                         GENERAL     RECOGNIZED
                                                                             TOTAL       PARTNER       OWNERS
                                                                         -------------  ----------  -------------
Total 1996 distribution                                                  $   6,384,542  $  276,587  $   6,107,955
Total 1995 distributions                                                     5,000,665     250,033      4,750,632
                                                                         -------------  ----------  -------------
Total                                                                    $  11,385,207  $  526,620  $  10,858,587
                                                                         -------------  ----------  -------------
                                                                         -------------  ----------  -------------

    Distributions payable at December 31, 1995 was $714,381.

    "Distributable Cash From Operations" means the net cash provided by the Partnership's normal operations after general expenses and current liabilities of the Partnership are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the General Partner, and increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

    "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i) (a) for a period of two years from Final Closing, Cash From Sales or Refinancings, which the General Partner at its sole discretion reinvests in additional aircraft, provided, however, that Cash From Sales or Refinancings will be reinvested in additional aircraft only if Partnership revenues are sufficient to make distributions to the Recognized Owners in the amount of the income tax, if any, due from a Recognized Owner in the 33% combined federal and state income tax bracket as a result of such sale or refinancing of aircraft, and (b) amounts realized from any loss or destruction of any aircraft which the General Partner reinvests in replacement aircraft to be leased under the original lease of the lost or destroyed aircraft, and (ii) any accrued and unpaid Equipment Management Fees and, after Payout, any accrued and unpaid Subordinated Remarketing Fees.

    "Cash From Sales or Refinancings" means cash received by the Partnership from Sale or Refinancing transactions, as (i) reduced by (a) all debts and liabilities of the Partnership required to be paid as a result of Sale or Refinancing transactions, whether or not then due and payable (including any liabilities on aircraft sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the General Partner, but not including any Subordinated Remarketing Fees required to be paid) and (b) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the General Partner and (ii) increased by any portion of such reserves deemed by the General Partner not to be required for Partnership operations. In the event the Partnership accepts a note in connection with any Sale or Refinancing transaction, all payments subsequently received in cash by the Partnership with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Partnership for tax or accounting purposes. If the Partnership receives purchase money obligations in payment for aircraft sold, which are secured by liens on such aircraft, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

    Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made as follows:
Prior to Payout, (i) Distributable Cash From Operations will be distributed 95% to the Recognized Owners and 5% to the General Partner and (ii) Distributable Cash From Sales or Refinancings shall be distributed 99% to the Recognized Owners and 1% to the General Partner. After Payout, (i) all Distributions will be distributed 99% to the General Partner and 1% to the Recognized Owners until the General Partner has received an amount equal to 5% of all Distributions made by the Partnership and (ii) thereafter, all Distributions will be made 90% to the Recognized Owners and 10% to the General Partner.

    "Payout" is defined as the first time when the aggregate amount of all distributions to the Recognized Owners of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Recognized Owners' original capital contributions plus a cumulative annual return of 10% (compounded quarterly and calculated beginning with the last day of the month of the Partnership's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Recognized Owners exceed the amount required to satisfy the cumulative annual return of 10% (compounded quarterly) on the Recognized Owners' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each fiscal quarter.

    Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") are distributed within 30 days after the completion of each quarter, beginning with the first full fiscal quarter following the Partnership's Closing Date. Each Distribution is described in a statement sent to the Recognized Owners.

ITEM 6. SELECTED FINANCIAL DATA.

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Incorporated herein by reference to the financial statements and supplementary data included in the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL
  DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

    (a-b) Identification of Directors and Executive Officers

    THE PARTNERSHIP HAS NO DIRECTORS OR OFFICERS. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties and the Recognized Owners have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 1997 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

NAME                                              TITLE                     AGE                     TERM
----------------------------------  ----------------------------------      ---                 -------------
Geoffrey A. MacDonald               Chairman and a member of the                                   Until a
                                    Executive Committee of                                        successor
                                    EFG and President and a Director                               is duly
                                    of the General Partner                   48                    elected
                                                                                                     and
Gary D. Engle                       President and Chief Executive                                 qualified
                                    Officer and member of the
                                    Executive Committee of EFG and a
                                    Director of the General Partner          48

Gary M. Romano                      Executive Vice President and Chief
                                    Operating Officer of EFG and Clerk
                                    of the General Partner                   37
James A. Coyne                      Senior Vice President of EFG             36

Michael J. Butterfield              Vice President, Finance and Treasurer
                                    of EFG and Treasurer of the
                                    General Partner                          37

James F. Livesey                    Vice President, Aircraft and Vessels
                                    of EFG                                   47

Sandra L. Simonsen                  Senior Vice President, Information
                                    Systems of EFG                           46

Gail D. Ofgant                      Vice President, Lease Operations
                                    of EFG                                   31

    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 48, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is Vice President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 48, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the General Partner. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is also a limited partner in AALP. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 37, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

    Mr. Coyne, age 36, is Senior Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young
LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 37, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Mr. Livesey, age 47, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

    Ms. Simonsen, age 46, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

    Ms. Ofgant, age 31, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms.

Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

    (f) Involvement in Certain Legal Proceedings

    None.

    (g) Promoters and Control Persons

     See Item 10 (a-b) above.

ITEM 11. EXECUTIVE COMPENSATION.
--------------------------------

    (a) Cash Compensation

    Currently, the Partnership has no employees. However, under the terms of the Restated Agreement, as amended, the Partnership is obligated to pay all costs of personnel employed full or part-time by the Partnership, including officers or employees of the General Partner or its Affiliates. There is no plan at the present time to make any partners or employees of the General Partner or its Affiliates employees of the Partnership. The Partnership has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the General Partner or its Affiliates.

    (b) Compensation Pursuant to Plans

    None.

    (c) Other compensation

    Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 10.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13, herein, and in Note 4 to the financial statements included in Item 14, herein.

    (d) Compensation of Directors

    None.

    (e) Termination of Employment and Change of Control Arrangement

    There exists no remuneration plan or arrangement with the General Partner or its Affiliates which results or may result from their resignation, retirement or any other termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

    1. Amendment of the Restated Agreement;

    2. Termination of the Partnership;

    3. Removal of the General Partner; and

    4. Approval or disapproval of the sale of substantially all of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

    No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 2,714,647 outstanding Units as of March 1, 1997.

    The ownership and organization of EFG is described in Item 1 of this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1996, 1995 and 1994, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                                 1996         1995        1994
                                                                             ------------  ----------  ----------
Equipment management fees                                                    $    235,339  $  329,292  $  450,100
Administrative charges                                                             28,694      21,000      12,000
Reimbursable operating expenses
   due to third parties                                                             2,071,725     136,035     116,701
                                                                             ------------  ----------  ----------
Total                                                                        $  2,335,758  $  486,327  $  578,801
                                                                             ------------  ----------  ----------
                                                                             ------------  ----------  ----------

    As provided under the terms of the Management Agreement, EFG is compensated for its services to the Partnership. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to 3.07% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenues and 2% of gross full payout lease rental revenues received by the Partnership or (ii) fees which the General Partner reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Management Agreement. Compensation to EFG for services connected to the sale of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Management Agreement.

    Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG.

    All aircraft were purchased from EFG or one of its affiliates. The Partnership's Purchase Price was determined by the method described in Note 2 to the financial statements included in Item 14, herein.

    All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1996, the Partnership was owed $146,567 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1997.

    In 1990, EFG assigned its equipment Management Agreement with the Partnership to AF/AIP Programs Limited Partnership, and AF/AIP Programs Limited Partnership entered into an identical management agreement with EFG. AF/AIP Programs Limited Partnership also entered into a nonexclusive confirmatory agreement with

EFG's former majority owned subsidiary, AIRFUND Corporation ("AFC"), for the provision of aircraft remarketing services.

    (b) Certain Business Relationships

    None.

    (c) Indebtedness of Management to the Partnership

    None.

    (d) Transactions with Promoters

    See Item 13(a) above.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a) Documents filed as part of this report:

         (1) Financial Statements:

              Report of Independent Auditors..............................................          *

              Statement of Financial Position
              at December 31, 1996 and 1995...............................................          *

              Statement of Operations
              for the years ended December 31, 1996, 1995 and 1994........................          *

              Statement of Changes in Partners' Capital
              for the years ended December 31, 1996, 1995 and 1994........................          *

              Statement of Cash Flows
              for the years ended December 31, 1996, 1995 and 1994........................          *

              Notes to the Financial Statements...........................................          *

         (2)  Financial Statement Schedules:

              None required.

         (3)  Exhibits:

           Except as set forth below, all Exhibits to Form 10-K, as set forth in
           Item 601 of Regulation S-K, are not applicable.


       EXHIBIT
       NUMBER
      --------

         4        Amended and Restated Agreement and Certificate of Limited Partnership included as
                  Exhibit A to the Prospectus which is included in Registration Statement on Form S-1
                  (No. 33-25334).

        13        The 1996 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed"
                  with the Commission.

        23        Consent of Independent Auditors.

        99 (a)    Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual
                  Report on Form 10-K for the period May 17, 1990 (commencement of operations) to
                  December 31, 1990 as Exhibit 28 (a) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1996 Annual Report to security holders for the year ended December 31, 1996. (See Part II)


       EXHIBIT
        NUMBER
       --------





        99 (b)    Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual
                  Report on Form 10-K for the period May 17, 1990 (commencement of operations) to
                  December 31, 1990 as Exhibit 28 (b) and is incorporated herein by reference.

        99 (c)    Lease agreement with Alaska Airlines, Inc. was filed in the Registrant's Annual
                  Report on Form 10-K for the period May 17, 1990 (commencement of operations) to
                  December 31, 1990 as Exhibit 28 (c) and is incorporated herein by reference.

        99 (d)    Lease agreement with Cathay Pacific Airways Limited was filed in the Registrant's
                  Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations)
                  to December 31, 1990 as Exhibit 28 (d) and is incorporated herein by reference.

        99 (e)    Lease agreement with Cathay Pacific Airways Limited was filed in the Registrant's
                  Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations)
                  to December 31, 1990 as Exhibit 28 (e) and is incorporated herein by reference.

        99 (f)    Lease agreement with American Trans Air, Inc. is filed in the Registrant's Annual
                  Report on Form 10-K for the year ended December 31, 1996 and is included herein.




      (b) Reports on Form 8-K

       None.

                                                                Exhibit 23

                           CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of AIRFUND II International Limited Partnership of our report dated March 14, 1997, included in the 1996 Annual Report to Partners of AIRFUND II International Limited Partnership.

                                                         ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 1997

                                   SIGNATURES

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


                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                     By: AFG Aircraft Management Corporation,
                     a Massachusetts corporation and the
                     General Partner of the Registrant.

By: /s/ Geoffrey A. MacDonald                      By: /s/ Gary D. Engle
--------------------------------------                ------------------------------------
Geoffrey A. MacDonald                              Gary D. Engle
Chairman and a member of the                       President and Chief Executive
Executive Committee of EFG and                     Officer and a member of the
President and a Director of the                    Executive Committee of EFG and a
General Partner                                    Director of the General Partner
                                                   (Principal Executive Officer)



Date:  March 31, 1997                              Date:  March 31, 1997
--------------------------------------             ---------------------------------------



By: /s/ Gary M. Romano                             By: /s/  Michael J. Butterfield
--------------------------------------             -------------------------------
Gary M. Romano                                     Michael J. Butterfield
Executive Vice President and Chief                 Vice President, Finance and
Operating Officer of EFG and Clerk                 Treasurer of EFG  Treasure
of the General Partner                             of the General Partner
(Principal Financial Officer)                      (Principal Accounting Officer)



Date:  March 31, 1997                              Date:  March 31, 1997
--------------------------------------             -------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

    No annual report has been sent to the Recognized Owners. A report will be furnished to the Recognized Owners subsequent to the date hereof.

    No proxy statement has been or will be sent to the Recognized Owners.