Form 10-Q
period 1997-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-05-15
CIK 853937

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               -----------------------------------------------

                                            OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ---------------------- to ----------------------

                               ----------------------

For Quarter Ended March 31, 1997                    Commission File No. 0-19137


                   AIRFUND II International Limited Partnership
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Massachusetts                                           04-3057290
--------------------------------------                     --------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)

 98 North Washington Street, Boston, MA                            02114
----------------------------------------                   --------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                    ---------------------------


-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                          if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _X_     No ___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes ___   No ___

                   AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Statement of Financial Position
      at March 31, 1997 and December 31, 1996                                 3

    Statement of Operations
      for the three months ended March 31, 1997 and 1996                      4

    Statement of Cash Flows
      for the three months ended March 31, 1997 and 1996                      5

    Notes to the Financial Statements                                       6-8


  Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                                13

                   AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       March 31, 1997 and December 31, 1996

                                    (Unaudited)

                                                           March 31,    December 31,
                                                              1997          1996
                                                          -----------   ------------
ASSETS

Cash and cash equivalents                                 $ 1,717,996    $ 2,347,762
Accounts receivable - affiliate                               151,105        146,567
Equipment at cost, net of accumulated depreciation of
  $40,806,069 and $39,961,731 at March 31, 1997
  and December 31, 1996, respectively                       9,825,145     10,669,483
                                                          -----------    -----------
    Total assets                                          $11,694,246    $13,163,812
                                                          -----------    -----------
                                                          -----------    -----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $ 3,288,050    $ 3,419,785
Accrued interest                                               49,524         35,929
Accrued liabilities                                            60,470        541,534
Accrued liabilities - affiliate                                22,781        489,018
Deferred rental income                                             --         74,667
                                                          -----------    -----------
    Total liabilities                                       3,420,825      4,560,933
                                                          -----------    -----------

Partners' capital (deficit):
  General Partner                                          (2,581,785)    (2,565,312)

  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)    10,855,206     11,168,191
                                                          -----------    -----------

    Total partners' capital                                 8,273,421      8,602,879
                                                          -----------    -----------

    Total liabilities and partners' capital               $11,694,246    $13,163,812
                                                          -----------    -----------
                                                          -----------    -----------

                  The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
                 for the three months ended March 31, 1997 and 1996

                                    (Unaudited)


                                                        1997          1996
                                                     ----------    ----------
Income:

  Lease revenue                                      $  683,102    $1,483,096

  Interest income                                        30,021        83,727
                                                     ----------    ----------

    Total income                                        713,123     1,566,823
                                                     ----------    ----------

Expenses:

  Depreciation                                          844,338       978,519

  Interest expense                                       73,305        30,234

  Equipment management fees - affiliate                  34,155        74,155

  Operating expenses - affiliate                         90,783       209,052
                                                     ----------    ----------

    Total expenses                                    1,042,581     1,291,960
                                                     ----------    ----------

Net income (loss)                                     $(329,458)   $  274,863
                                                     ----------    ----------
                                                     ----------    ----------

Net income (loss)
  per limited partnership unit                       $    (0.12)   $     0.10
                                                     ----------    ----------
                                                     ----------    ----------

Cash distribution declared
  per limited partnership unit                       $       --    $     0.13
                                                     ----------    ----------
                                                     ----------    ----------

                  The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the three months ended March 31, 1997 and 1996

                                    (Unaudited)

                                                          1997         1996
                                                       ----------   ----------
Cash flows from (used in) operating activities:
Net income (loss)                                      $ (329,458)  $  274,863
Adjustments to reconcile net income (loss) to
  net cash from (used in) operating activities:
    Depreciation                                          844,338      978,519

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable                                           --      137,700
    accounts receivable - affiliate                        (4,538)     137,690
  Increase (decrease) in:
    accrued interest                                       13,595        2,036
    accrued liabilities                                  (481,064)     139,954
    accrued liabilities - affiliate                      (466,237)      15,837
    deferred rental income                                (74,667)    (343,930)
                                                       ----------   ----------
      Net cash from (used in) operating activities       (498,031)   1,342,669
                                                       ----------   ----------
Cash flows used in investing activities:
  Purchase of equipment                                        --      (72,550)
                                                       ----------   ----------
      Net cash used in investing activities                    --      (72,550)
                                                       ----------   ----------

Cash flows used in financing activities:
  Principal payments - notes payable                     (131,735)    (204,636)
  Distributions paid                                           --     (714,381)
                                                       ----------   ----------
Net cash used in financing activities                    (131,735)    (919,017)
                                                       ----------   ----------
Net increase (decrease) in cash and cash equivalents     (629,766)     351,102
Cash and cash equivalents at beginning of period        2,347,762    3,557,968
                                                       ----------   ----------
Cash and cash equivalents at end of period             $1,717,996   $3,909,070
                                                       ----------   ----------
                                                       ----------   ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $   59,710   $   28,198
                                                       ----------   ----------
                                                       ----------   ----------

Supplemental disclosure of investing and financing activities:
    At December 31, 1995, the Partnership held $1,317,392 in a special-purpose escrow account pending the completion of an aircraft exchange (See Results of Operations). The Partnership completed the exchange in March 1996 obtaining interests in aircraft at an aggregate cost of $4,157,280, utilizing cash of $1,389,942 (including the escrowed funds) and third-party financing of $2,767,338.

                  The accompanying notes are an integral part
                        of these financial statements.

                   AIRFUND II International Limited Partnership

                         Notes to the Financial Statements
                                  March 31, 1997

                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

  The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1996 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1996 Annual Report.

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1997 and December 31, 1996 and results of operations for the three month periods ended March 31, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

  At March 31, 1997, the Partnership had $1,600,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

  Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $5,154,043 are due as follows:

  For the year ending March 31, 1998          $    2,719,492
                                1999               2,119,911
                                2000                 314,640
                                              --------------
                                Total         $    5,154,043
                                              --------------
                                              --------------

NOTE 4 - EQUIPMENT

  The following is a summary of equipment owned by the Partnership at March 31, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), (formerly American Finance Group), the acquisition cost of the equipment did not exceed its fair market value.

                   AIRFUND II International Limited Partnership

                         Notes to the Financial Statements

                                    (Continued)

                                           Lease
                                            Term        Equipment
      Equipment Type                      (Months)       at Cost
--------------------------------------    --------    ------------
One Lockheed L-1011-100                      --         15,879,518
One Boeing 727-208 ADV (ATA)                 36         12,928,710
One Boeing 727-251 ADV (Transmeridian)       28          9,732,714
One Lockheed L-1011-50                       --          6,013,492
Two McDonnell-Douglas MD-82 (Finnair)        36          4,157,280
Three Boeing 737-2H4 (Southwest)             49          1,919,500
                                                     -------------
                           Total equipment cost         50,631,214

                       Accumulated depreciation        (40,806,069)
                                                     -------------
     Equipment, net of accumulated depreciation       $  9,825,145
                                                     -------------
                                                     -------------

    The costs of the Lockheed L-1011-50 aircraft, the two McDonnell-Douglas MD-82 aircraft, and the three Boeing 737-2H4 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

    On June 30 and September 30, 1996, the Lockheed L-1011-50 and L-1011-100 aircraft were returned by the lessee. Currently, both aircraft are undergoing heavy maintenance. The heavy maintenance on the Lockheed L-1011-50 is expected to cost the Partnership approximately $362,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited for the Lockheed L-1011-50 aircraft at a base rent to the Partnership of $39,500 per month, effective upon completion of the heavy maintenance. The heavy maintenance on the Lockheed L-1011-100 aircraft is expected to cost the Partnership approximately $400,000 all of which was accrued or incurred at March 31, 1997. The General Partner is actively seeking the re-lease of this aircraft.

NOTE 5 - RELATED PARTY TRANSACTIONS

  All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                        1997        1996
                                      --------    --------
  Equipment management fees           $ 34,155    $ 74,155
  Administrative charges                 7,173       5,250
  Reimbursable operating expenses
    due to third parties                83,610     203,802
                                      --------    --------
      Total                           $124,938    $283,207
                                      --------    --------
                                      --------    --------

                   AIRFUND II International Limited Partnership

                         Notes to the Financial Statements

                                    (Continued)

  All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1997, the Partnership was owed $151,105 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1997.

NOTE 6 - NOTES PAYABLE

  Notes payable at March 31, 1997 consisted of installment notes payable to banks of $3,288,050. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at March 31, 1997.

  The annual maturities of the installment notes payable are as follows:

  For the year ending March 31, 1998          $  779,330
                                1999             825,132
                                2000           1,683,588
                                              ----------
                                Total         $3,288,050
                                              ----------
                                              ----------

                   AIRFUND II International Limited Partnership

                                     FORM 10-Q

                           PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996:

OVERVIEW

  As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. In 1995, the Partnership transferred its proportionate ownership interest in one aircraft to the existing lessee, United Airlines, Inc. ("United"), in exchange for proportionate interests in three aircraft leased to Southwest Airlines, Inc., pursuant to lease agreements which expire in 1999. During the first quarter of 1996, the Partnership completed the replacement of the United Aircraft with proportionate interests in two aircraft leased to Finnair OY, pursuant to lease agreements which also expire in 1999. One of the four commercial aircraft held in the Partnership's original portfolio was returned to the Partnership in 1995, upon the expiration of its lease term and in September 1996, upon completion of refurbishments, was re-leased to Transmeridian Airlines (see below). The Partnership continues to own a proportionate interest in an aircraft which was returned by the lessee on June 30, 1996 and is currently undergoing heavy maintenance. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited with respect to its interest in this aircraft, effective upon completion of the heavy maintenance. In 1996, the Partnership sold one of its original aircraft to the lessee, Northwest Airlines, Inc. ("Northwest"). At March 31, 1997, the Partnership also owned a complete interest in two other aircraft, one of which is being leased pursuant to a re-lease agreement which will expire in January 1999 (see below), and the second which is currently undergoing heavy maintenance. The second aircraft was returned by the lessee, upon completion of its renewal lease term, in September 1996. The General Partner is actively seeking the re-lease of this aircraft. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

RESULTS OF OPERATIONS

  For the three months ended March 31, 1997, the Partnership recognized lease revenue of $683,102 compared to $1,483,096 for the same period in 1996. The decrease in lease revenue from 1996 to 1997 was due primarily to lease term expirations related to the Partnership's Lockheed L-1011-100 aircraft and its proportionate interest in a Lockheed L-1011-50 aircraft and the sale of a 727-200 ADV aircraft (discussed below). The decrease was partially offset by the effects of the Partnership's aircraft exchange which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair
OY). The Southwest aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the period ended March 31, 1996 did not fully reflect the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $253,000 of lease revenue during the first quarter of 1997 compared to approximately $96,000 for the same period in 1996.

  The Partnership's Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest was returned upon expiration of its lease term on November 30, 1995. This aircraft underwent heavy maintenance of $984,000, all of which was incurred or accrued during the year ended December 31, 1996. In September 1996, the Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease this aircraft

                   AIRFUND II International Limited Partnership

                                     FORM 10-Q

                           PART 1. FINANCIAL INFORMATION

for aggregate rents over the lease term of approximately $1,941,000. This aircraft generated $240,000 of lease revenue during the first quarter of 1997 and was off lease for all of the first quarter of 1996.

  The Partnership sold a Boeing 727-200 ADV aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents. The Partnership recognized aggregate lease revenue of approximately $429,000 from this aircraft during the first quarter of 1996.

  The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft formerly leased to Cathay Pacific Airways Limited ("Cathay"). The Partnership's renewal lease agreements with Cathay expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay again extended the lease on one of the aircraft until June 30, 1996 and on the other until September 30, 1996, both at fixed rates. In aggregate, the Partnership recognized lease revenue of $768,000 related to the two Cathay aircraft during the first quarter of 1996. Cathay subsequently returned both aircraft to the Partnership upon the expiration of the extensions and both aircraft are currently undergoing heavy maintenance. The heavy maintenance on the Lockheed L-1011-50 is expected to cost the Partnership approximately $362,000, all of which was accrued or incurred at March 31, 1997. The Partnership entered into a new 12-month lease agreement with Aer Lease Limited, with respect to its interest in the L-1011-50 aircraft, at a base rent to the Partnership of $39,550 per month, effective upon completion of the heavy maintenance. The heavy maintenance on the Lockheed L-1011-100 is expected to cost the Partnership approximately $400,000 all of which was accrued or incurred at March 31, 1997. The General Partner is actively seeking the re-lease of this aircraft. Currently, the demand for L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the L-1011. Such circumstances have inhibited the remarketing of the Partnership's L-1011 aircraft and have required the Partnership to incur costs to meet the needs of Aer Lease Limited and other potential successor lessees. Accordingly, until the Partnership's L-1011 aircraft are sold, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes.

  The Partnership's Boeing 727-208 aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of approximately $191,000 from this aircraft for each of the periods ended March 31, 1996 and 1997.

  The Partnership holds a proportionate ownership interest in the L-1011-50 aircraft and the Southwest and Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

  The ultimate realization of residual value for aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

  The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of any future gain or loss reported in the financial statements will not necessarily be indicative of the total residual value the Partnership achieved from leasing the aircraft.

                   AIRFUND II International Limited Partnership

                                     FORM 10-Q

                           PART 1. FINANCIAL INFORMATION

  Interest income for the three months ended March 31, 1997 was $30,021 compared to $83,727 for the same period in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above.

  For the three months ending March 31, 1997 and 1996 the Partnership incurred interest expense of $73,305 and $30,234, respectively. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the first quarter of 1996 was only incurred from that date through the end of the quarter. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were 5% of lease revenue during each of the periods ended March 31, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Operating expenses were high in 1996 due to heavy maintenance costs incurred or accrued in connection with the Boeing 727-251 ADV aircraft, discussed above. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $844,338 for the three months ended March 31, 1997 compared to $978,519 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

  The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $498,031 for the three months ended March 31, 1997 compared to a net cash inflow of $1,342,669 for the same period in 1996. The expiration of the Partnership's lease agreements related to its Lockheed L-1011-100 aircraft and its proportionate interest in the Lockheed L-1011-50 aircraft and the sale of its Boeing 727-200 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by rents generated in connection with the Southwest, Finnair and Transmeridian aircraft. In addition, the Partnership expended substantial funds in connection with its remarketing efforts related to the two L-1011 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

  Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. For the three months ended March 31, 1996, the Partnership expended $72,550 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

                   AIRFUND II International Limited Partnership

                                     FORM 10-Q

                           PART 1. FINANCIAL INFORMATION

  As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035.

  Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the aircraft, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Partnership's aircraft portfolio.

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

  The Partnership has incurred and accrued significant heavy maintenance costs in connection with its remarketing efforts related to the two L-1011 aircraft and the Transmeridian aircraft. The Partnership also expects to incur additional costs in future years as the Partnership's remaining aircraft are remarketed. The amount of such costs will depend upon the extent of upgrades or refurbishments necessary to prepare these aircraft for sale or re-lease. These costs have presented, and will continue to present, demands on the Partnership's cash position. Accordingly, the General Partner will continue to reserve a significant portion of the Partnership's cash for such purposes. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds generated from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner did not declare a cash distribution for the first quarter of 1997 and expects to continue to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

                   AIRFUND II International Limited Partnership

                                     FORM 10-Q

                           PART 1. FINANCIAL INFORMATION

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



                            AIRFUND II International Limited Partnership


                       By:  AFG Aircraft Management Corporation, a
                            Massachusetts corporation and the General
                            Partner of the Registrant.


                       By:   /s/  Michael J. Butterfield
                            -------------------------------------------------
                             Michael J. Butterfield
                             Treasurer of AFG Aircraft Management Corporation
                             (Duly Authorized Officer and
                             Principal Accounting Officer)


                       Date:  May 15, 1997
                             -------------------------------------------------


                       By:   /s/  Gary Romano
                            --------------------------------------------------
                             Gary M. Romano
                             Clerk of AFG Aircraft Management Corporation
                             (Duly Authorized Officer and
                             Principal Financial Officer)


                       Date:  May 15, 1997
                             -------------------------------------------------