Form 10-Q
period 1997-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-08-14
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from_______________________to_________________________

                                   ----------

    For Quarter Ended June 30, 1997           Commission File No. 0-19137

                  AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                     04-3057290
------------------------------------------      --------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                  identification No.)

88 Broad Street, Boston, MA                       02110
------------------------------------------      --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |_| No |_|

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1997 and December 31, 1996                           3

         Statement of Operations
              for the three and six months ended June 30, 1997 and 1996        4

         Statement of Cash Flows
              for the six months ended June 30, 1997 and 1996                  5

         Notes to the Financial Statements                                   6-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           9-13

PART II. OTHER INFORMATION:

     Items 1 - 6                                                              14

                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                           June 30,     December 31,
                                                             1997           1996
                                                         ------------   ------------
ASSETS

Cash and cash equivalents                                $  1,954,108   $  2,347,762

Rents receivable                                               59,723             --

Accounts receivable - affiliate                               205,433        146,567

Equipment at cost, net of accumulated depreciation of
   $41,650,406 and $39,961,731 at June 30, 1997
   and December 31, 1996, respectively                      8,980,808     10,669,483
                                                         ------------   ------------

       Total assets                                      $ 11,200,072   $ 13,163,812
                                                         ============   ============

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                            $  3,082,018   $  3,419,785
Accrued interest                                               39,032         35,929
Accrued liabilities                                           165,000        541,534
Accrued liabilities - affiliate                                48,007        489,018
Deferred rental income                                        112,034         74,667
                                                         ------------   ------------

       Total liabilities                                    3,446,091      4,560,933
                                                         ------------   ------------

Partners' capital (deficit):
  General Partner                                          (2,607,757)    (2,565,312)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)    10,361,738     11,168,191
                                                         ------------   ------------

       Total partners' capital                              7,753,981      8,602,879
                                                         ------------   ------------

       Total liabilities and partners' capital           $ 11,200,072   $ 13,163,812
                                                         ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                          Three Months                 Six Months
                                          Ended June 30,              Ended June 30,
                                       1997          1996          1997          1996
                                    -----------   -----------   -----------   -----------
Income:

    Lease revenue                   $   776,395   $ 1,138,726   $ 1,459,497   $ 2,621,822

    Interest income                      23,988        50,401        54,009       134,128
                                    -----------   -----------   -----------   -----------

        Total income                    800,383     1,189,127     1,513,506     2,755,950
                                    -----------   -----------   -----------   -----------

Expenses:

    Depreciation                        844,337     1,015,990     1,688,675     1,994,509

    Interest expense                     69,313        88,170       142,618       118,404

    Equipment management fees
     - affiliate                         38,820        56,936        72,975       131,091

    Operating expenses - affiliate      367,353       410,486       458,136       619,538
                                    -----------   -----------   -----------   -----------

        Total expenses                1,319,823     1,571,582     2,362,404     2,863,542
                                    -----------   -----------   -----------   -----------

Net loss                            $  (519,440)  $  (382,455)  $  (848,898)  $  (107,592)
                                    ===========   ===========   ===========   ===========

Net loss
   per limited partnership unit     $     (0.18)  $     (0.13)  $     (0.30)  $     (0.04)
                                    ===========   ===========   ===========   ===========

Cash distributions declared
   per limited partnership unit     $        --   $      0.13   $        --   $      0.25
                                    ===========   ===========   ===========   ===========

                   The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                                            1997          1996
                                                                        -----------   -----------
Cash flows from (used in) operating activities:
Net loss                                                                $  (848,898)  $  (107,592)

Adjustments to reconcile net loss to
    net cash from (used in) operating activities:
        Depreciation                                                      1,688,675     1,994,509

Changes in assets and liabilities Decrease (increase) in:
        rents receivable                                                    (59,723)      160,662
        accounts receivable - affiliate                                     (58,866)      182,743
    Increase (decrease) in:
        accrued interest                                                      3,103        20,483
        accrued liabilities                                                (376,534)       26,778
        accrued liabilities - affiliate                                    (441,011)      (34,370)
        deferred rental income                                               37,367      (427,728)
                                                                        -----------   -----------

           Net cash from (used in) from operating activities                (55,887)    1,815,485
                                                                        -----------   -----------

Cash flows used in investing activities:
    Purchase of equipment                                                        --       (72,550)
                                                                        -----------   -----------

           Net cash used in investing activities                                 --       (72,550)
                                                                        -----------   -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                     (337,767)     (420,750)
    Distributions paid                                                           --    (1,071,571)
                                                                        -----------   -----------

           Net cash used in financing activities                           (337,767)   (1,492,321)
                                                                        -----------   -----------

Net increase (decrease) in cash and cash equivalents                       (393,654)      250,614

Cash and cash equivalents at beginning of period                          2,347,762     3,557,968
                                                                        -----------   -----------

Cash and cash equivalents at end of period                              $ 1,954,108   $ 3,808,582
                                                                        ===========   ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $   139,515   $    97,921
                                                                        ===========   ===========

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

                                  June 30, 1997
                                   (Unaudited)

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Partnership had $1,850,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,761,619 are due as follows:

     For the year ending June 30, 1998    $ 3,045,442
                                  1999      1,495,929
                                  2000        220,248
                                          -----------

                                  Total   $ 4,761,619
                                          ===========

     The Partnership entered into a new 1-year lease agreement with Aer Lease Limited for the Lockheed L-1011-50 aircraft in which it holds a proportionate ownership interest at a base rent to the Partnership of $39,500 per month, beginning April 27, 1997.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value .

                  AIRFUND II International Limited Partnership
                        Notes to the Financial Statements

                                   (Continued)

                                                      Lease Term    Equipment
          Equipment Type                                Months       at Cost
--------------------------------------                ----------  ------------

One Lockheed L-1011-100                                    --     $ 15,879,518
One Boeing 727-208 ADV (ATA)                               36       12,928,710
One Boeing 727-251 ADV (Transmeridian)                     28        9,732,714
One Lockheed L-1011-50 (Aer Lease)                         12        6,013,492
Two McDonnell-Douglas MD-82 (Finnair)                      36        4,157,280
Three Boeing 737-2H4 (Southwest)                           49        1,919,500
                                                                  ------------

                                        Total equipment cost        50,631,214

                                    Accumulated depreciation       (41,650,406)
                                                                  ------------

                  Equipment, net of accumulated depreciation      $  8,980,808
                                                                  ============

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

     On September 30, 1996, the Lockheed L-1011-100 aircraft was returned by the lessee. Currently, the aircraft is undergoing heavy maintenance which is expected to cost the Partnership approximately $610,000, all of which was accrued or incurred at June 30, 1997. The Partnership entered into a new 3-year lease agreement with Classic Airways Limited ("Classic") related to this aircraft at a base rent to the Partnership of $80,000 per month, effective August 18, 1997. In addition, Classic has been granted the option to purchase the aircraft for $2,500,000 after two years of the lease has elapsed and $2,000,000 upon the expiration of the lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                            1997          1996
                                                          --------      --------

     Equipment management fees                            $ 72,975      $131,091
     Administrative charges                                 23,460        10,500
     Reimbursable operating expenses
         due to third parties                              434,676       609,038
                                                          --------      --------

                               Total                      $531,111      $750,629
                                                          ========      ========

                  AIRFUND II International Limited Partnership
                        Notes to the Financial Statements

                                   (Continued)

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1997, the Partnership was owed $205,433 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1997.

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes payable to banks of $3,082,018. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.76% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of the Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at June 30, 1997.

         The annual maturities of the installment notes payable are as follows:

         For the year ending June 30, 1998   $   772,883
                                      1999     2,095,104
                                      2000       214,031
                                             -----------

                                      Total  $ 3,082,018
                                             ===========

NOTE 7 - LEGAL PROCEEDINGS

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Partnership and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the General Partner of the Partnership and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

     The General Partner and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the General Partner and EFG do not believe that any likely outcome will have a material adverse effect on the Partnership. The General Partner, EFG and their affiliates intend to vigorously defend against the lawsuit.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's aircraft upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold (see below). At June 30, 1997 the Partnership owned three aircraft and proportionate interest in six additional aircraft. All of the Partnership's aircraft are currently on lease with the exception of a Lockheed L-1011-100 aircraft. The Partnership entered into new 3-year lease agreement with a new lessee for the Lockheed L-1011-100 aircraft effective August 18, 1997. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

Results of Operations

     For the three and six months ended June 30, 1997, the Partnership recognized lease revenue of $776,395 and $1,459,497, respectively, compared to $1,138,726 and $2,621,822 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was due primarily to lease term expirations related to the Partnership's Lockheed L-1011-100 aircraft and its proportionate interest in a Lockheed L-1011-50 aircraft and the sale of a 727-200 ADV aircraft (discussed below). The decrease was partially offset by the effects of the Partnership's aircraft exchange which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY). The Southwest aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the six months ended June 30, 1996 did not fully reflect the rents ultimately earned from the like-kind exchange. In aggregate, the replacement aircraft generated approximately $254,000 and $507,000 of lease revenue during the three and six months ended June 30, 1997, respectively, compared to approximately $203,000 and $299,000 for the same periods in 1996.

     The Partnership's Boeing 727-251 ADV aircraft, formerly on a renewal rental agreement with Northwest was returned upon expiration of its lease term on November 30, 1995. This aircraft underwent heavy maintenance at a cost to the Partnership of $984,000, all of which was incurred or accrued during the year ended

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

December 31, 1996. In September 1996, the Partnership entered into a new 28-month lease agreement with Transmeridian Airlines, to re-lease this aircraft for aggregate rents over the lease term of approximately $1,941,000. This aircraft generated $240,000 and $480,000 of lease revenue during the three and six months ended June 30, 1997, respectively, and was off lease for the same periods in 1996.

     The Partnership sold a Boeing 727-200 ADV aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents. The Partnership recognized aggregate lease revenue of approximately $429,000 and $858,000 for the three and six months ended June 30, 1996, respectively, from this aircraft.

     The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft formerly leased to Cathay Pacific Airways Limited ("Cathay"). The Partnership's renewal lease agreements with Cathay expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay again extended the lease on one of the aircraft until June 30, 1996 and on the other until September 30, 1996, both at fixed rates. In aggregate, the Partnership recognized lease revenue of $315,000 and $1,083,000 related to the two Cathay aircraft during the three and six months ended June 30, 1996, respectively. Cathay subsequently returned both aircraft to the Partnership upon the expiration of the extensions. The Lockheed L-1011-50 underwent heavy maintenance which cost the Partnership approximately $400,000, all of which was accrued or incurred at June 30, 1997. The Partnership entered into a new 1-year lease agreement with Aer Lease Limited, with respect to its interest in the L-1011-50 aircraft, at a base rent to the Partnership of $39,550 per month, beginning April 27, 1997. The Partnership recognized lease revenue of approximately $83,000 related to this aircraft during the three and six months ended June 30, 1997. The Lockheed L-1011-100 is currently undergoing heavy maintenance expected to cost the Partnership approximately $610,000 all of which was accrued or incurred at June 30, 1997. The Partnership entered into a new 3-year lease agreement with Classic Airways Limited related to this aircraft at a base rent to the Partnership of $80,000 per month, effective August 18, 1997. In addition, Classic Airways Limited has been granted the option to purchase the aircraft for $2,500,000 and $2,000,000 after two years and the entire term of the lease have elapsed, respectively. Currently, the demand for Lockheed L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the Lockheed L-1011 aircraft. Such circumstances have inhibited the remarketing of the Partnership's Lockheed L-1011 aircraft and have required the Partnership to incur costs to meet the needs of Aer Lease Limited and Classic Airways Limited. Accordingly, until the Partnership's Lockheed L-1011 aircraft are sold, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes in the future.

     The Partnership's Boeing 727-208 aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of approximately $191,000 and $381,000 from this aircraft for each of the three and six month periods ended June 30, 1996 and 1997.

     The Partnership holds a proportionate ownership interest in the Lockheed L-1011-50 aircraft and the Southwest and Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     The ultimate realization of residual value for aircraft is dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. EFG attempts to monitor

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Interest income for the three and six months ended June 30, 1997 was $23,988 and $54,009, respectively, compared to $50,401 and $134,128 for the same periods in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above.

     For the three and six months ended June 30, 1997, the Partnership incurred interest expense of $69,313 and $142,618, respectively, compared to $88,170 and $118,404 for the same periods in 1996. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the six months ended June 30, 1996 was only incurred from that date through the end of the period. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. During the six months ended June 30, 1997, significant heavy maintenance costs were incurred or accrued in connection with the two Lockheed L-1011 aircraft to allow the Partnership to remarket these aircraft (see above). During the six months ended June 30, 1996, in addition to heavy maintenance costs incurred or accrued in connection with the two Lockheed L-1011 aircraft such costs were also incurred or accrued to facilitate the re-lease of the Boeing 727-251 aircraft (see above). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $844,337 and $1,688,675 for the three and six months ended June 30, 1997, respectively, compared to $1,015,990 and $1,994,509 for the same periods in 1996.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $55,887 for the six months ended June 30, 1997 compared to a net cash

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

inflow of $1,815,485 for the same period in 1996. The expiration of the Partnership's lease agreements related to its Lockheed L-1011-100 aircraft and its proportionate interest in the Lockheed L-1011-50 aircraft and the sale of its Boeing 727-200 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by rents generated in connection with the Southwest and Finnair aircraft, and the re-lease of the aircraft to Transmeridian Airlines and Aer Lease Limited. In addition, the Partnership expended substantial funds in connection with its remarketing efforts related to the two Lockheed L-1011 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash expended for equipment acquisitions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 1996, the Partnership expended $72,550 in cash in connection with the like-kind exchange transactions referred to above. There were no equipment acquisitions during the same period in 1997.

     As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The repayment of principal related to such indebtedness is reported as a component of financing activities. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035.

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

     The Partnership has incurred and accrued significant heavy maintenance costs in connection with its remarketing efforts related to the two Lockheed L-1011 aircraft and the Transmeridian aircraft. The Partnership also expects to incur additional costs in future years as the Partnership's remaining aircraft are remarketed. The amount of such costs will depend upon the extent of upgrades or refurbishments necessary to prepare these aircraft for sale or re-lease. These costs have presented, and will continue to present, demands on the Partnership's cash position. Accordingly, the General Partner will continue to reserve a significant portion of the

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Partnership's cash for such purposes. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds generated from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner did not declare a cash distribution for the first and second quarter of 1997 and expects to continue to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

        Item 1.      Legal Proceedings
                     Response:

                     Refer to Note 7 to the financial statements herein.

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


                              AIRFUND II International Limited Partnership


                     By: AFG Aircraft Management Corporation, a Massachusetts corporation and the General Partner of the Registrant.


                     By:      /s/ Michael J. Butterfield
                              ------------------------------------------------
                              Michael J. Butterfield
                              Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                              Principal Accounting Officer)


                     Date:    August 14, 1997


                     By:      /s/ Gary M. Romano
                              ------------------------------------------------
                              Gary M. Romano
                              Clerk of AFG Aircraft Management Corporation
                              (Duly Authorized Officer and
                              Principal Financial Officer)


                     Date:    August 14, 1997