Form 10-Q
period 1997-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1997-11-14
CIK 853937

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO
                              --------------------  -----------------------

                              --------------------

For Quarter Ended September 30, 1997            Commission File No. 0-19137

                 AIRFUND II International Limited Partnership
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Massachusetts                                          04-3057290
-----------------------------------                 -----------------------
(State or) other jurisdiction of                     (IRS Employer
incorporation or organization                        Identification No.)

88 Broad Street, Boston, MA                             02110
-----------------------------------                 -----------------------
(Address of principal executive offices              (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                  -------------------------

---------------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No
                                             -----    -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes     No
                                                     -----   -----

                    AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Statement of Financial Position at September 30,
            1997 and December 31, 1996................................      3

          Statement of Operations for the three and nine
            months ended September 30, 1997 and 1996..................      4

          Statement of Cash Flows for the nine months ended
            September 30, 1997 and 1996...............................      5

          Notes to the Financial Statements...........................    6-8


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................   9-13



PART II.  OTHER INFORMATION:

     Items 1 - 6.....................................................      14

                       AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                           STATEMENT OF FINANCIAL POSITION
                      September 30, 1997 and December 31, 1996

                                    (Unaudited)

                                                                                          SEPTEMBER 30,       DECEMBER 31,
                                                                                              1997               1996
                                                                                          -------------       ------------
ASSETS

Cash and cash equivalents.................................................................  $2,137,216       $   2,347,762

Rents receivable..........................................................................      39,931                  --

Accounts receivable--affiliate............................................................     185,493             146,567

Equipment at cost, net of accumulated depreciation of $42,494,744 and $39,961,731 at September 30, 1997 and December 31, 1996,
  respectively............................................................................   8,136,470          10,669,483
                                                                                           -----------         -----------

      Total assets........................................................................ $10,499,110       $  13,163,812
                                                                                           -----------         -----------
                                                                                           -----------         -----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable............................................................................. $2,895,070        $   3,419,785
Accrued interest..........................................................................     36,841               35,929
Accrued liabilities.......................................................................    335,500              541,534
Accrued liabilities--affiliate............................................................     24,286              489,018
Deferred rental income....................................................................    112,034               74,667
                                                                                           -----------         -----------

      Total liabilities...................................................................  3,403,731            4,560,933
                                                                                           -----------         -----------

Partners' capital (deficit):
  General Partner......................................................................... (2,640,687)          (2,565,312)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)...................................  9,736,066           11,168,191
                                                                                           -----------         -----------

      Total partners' capital.............................................................  7,095,379            8,602,879
                                                                                           -----------         -----------

      Total liabilities and partners' capital.............................................$10,499,110        $  13,163,812
                                                                                           -----------         -----------
                                                                                           -----------         -----------




                   The accompanying notes are an integral part
                           of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
                           STATEMENT OF OPERATIONS
      for the three and nine months ended September 30, 1997 and 1996
                                 (Unaudited)

                                                        THREE MONTHS                         NINE MONTHS
                                                     ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                              -------------------------------      ------------------------------
                                                  1997               1996            1997              1996
                                              -----------        ------------      -----------      -------------
Income:

  Lease revenue..........................       $803,499         $  1,398,078     $   2,262,996     $  4,019,900

  Interest income........................         26,926               86,749            80,935          220,877

  Gain on sale of equipment..............             --              460,969                --          460,969
                                              -----------        ------------      ------------      ------------

      Total income.......................        830,425            1,945,796         2,343,931        4,701,746
                                              -----------        ------------      ------------      ------------


Expenses:

  Depreciation...........................        844,338              831,696         2,533,013        2,826,205

  Interest expense.......................         65,234               79,835           207,852          198,239

  Equipment management fees
    -affiliate .........................          40,175               69,904           113,150          200,995

  Operating expenses--affiliate.........         539,280              537,613           997,416        1,157,151
                                              -----------        ------------      ------------      ------------

      Total expenses....................       1,489,027            1,519,048         3,851,431        4,382,590
                                              -----------        ------------      ------------      ------------

Net income (loss).......................       $(658,602)        $    426,748     $  (1,507,500)    $    319,156
                                              -----------        ------------      ------------      ------------
                                              -----------        ------------      ------------      ------------

Net income (loss)
  per limited partnership unit..........     $     (0.23)        $       0.15     $      (0.53)     $       0.11
                                              -----------        ------------      ------------      ------------
                                              -----------        ------------      ------------      ------------

Cash distributions declared
  per limited partnership unit.........      $        --         $       2.00     $          --     $       2.25
                                              -----------        ------------      ------------      ------------
                                              -----------        ------------      ------------      ------------


               The accompanying notes are an integral part
                      of these financial statements.

               AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       STATEMENT OF CASH FLOWS
           for the nine months ended September 30, 1997 and 1996
                            (Unaudited)

                                                1997           1996
                                            ------------    ----------

Cash flows from (used in)
  operating activities:
Net income (loss).........................  $(1,507,500)     $ 319,156

Adjustments to reconcile net
  income (loss) to net cash from
  operating activities:
    Depreciation..........................    2,533,013      2,826,205
    Gain on sale of equipment.............           --       (460,969)

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable......................      (39,931)       169,906
    accounts receivable--affiliate........      (38,926)       127,920
  Increase (decrease) in:
    accrued interest......................          912         12,051
    accrued liabilities...................     (206,034)       404,070
    accrued liabilities--affiliate........     (464,732)       (11,788)
    deferred rental income................       37,367       (401,061)
                                            ------------     ----------
      Net cash from operating activities..      314,169      2,985,490
                                            ------------     ----------
Cash flows from (used in)
  investing activities:
  Purchase of equipment...................           --        (72,550)
  Proceeds from equipment sales...........           --      3,535,649
                                            ------------     ----------
      Net cash from investing activities..           --      3,463,099
                                            ------------     ----------
Cash flows used in financing activities:
  Principal payments--notes payable.......     (524,715)      (618,320)
  Distributions paid......................           --     (1,428,760)
                                            ------------     ----------
      Net cash used in financing
        activities........................     (524,715)    (2,047,080)
                                            ------------     ----------
Net increase (decrease) in cash
  and cash equivalents....................     (210,546)     4,401,509

Cash and cash equivalents at
  beginning of period.....................    2,347,762      3,557,968
                                            ------------     ----------
Cash and cash equivalents at end
  of period...............................   $2,137,216     $7,959,477
                                            ------------     ----------
                                            ------------     ----------
Supplemental disclosure of cash
  flow information:
  Cash paid during the period for
    interest..............................     $206,940      $186,188
                                            ------------    ----------
                                            ------------    ----------

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

                AIRFUND II International Limited Partnership
                      Notes to the Financial Statements

                             September 30, 1997

                                 (Unaudited)

NOTE 1--BASIS OF PRESENTATION

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Partnership had $2,030,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,958,097 are due as follows:

    For the year ending September 30,1998             $2,896,792
                                     1999                935,449
                                     2000                125,856
                                                      ----------
                                    Total             $3,958,097
                                                      ----------
                                                      ----------

    The Partnership entered into a new 1-year lease agreement with Aer Lease Limited for its proportionate interest in a Lockheed L-1011-50 aircraft at a base rent to the Partnership of $39,500 per month, beginning April 27, 1997.

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership
                        Notes to the Financial Statements

                                  (Continued)


                                                 Remaining
                                                 LEASE TERM       EQUIPMENT
EQUIPMENT TYPE                                     MONTHS          AT COST
--------------                                   ----------    ---------------
One Lockheed L-1011-100.......................        0        $  15,879,518
One Boeing 727-208 ADV (ATA)..................       16           12,928,710
One Boeing 727-251 ADV (Transmeridian)........       13            9,732,714
One Lockheed L-1011-50 (Aer Lease)............        7            6,013,492
Two McDonnell-Douglas MD-82 (Finnair).........       19            4,157,280
Three Boeing 737-2H4 (Southwest)..............       27            1,919,500
                                                               ---------------
                                   Total equipment cost           50,631,214

                               Accumulated depreciation          (42,494,744)
                                                               ---------------
             Equipment, net of accumulated depreciation        $   8,136,470
                                                               ---------------
                                                               ---------------

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

    On September 30, 1996, the Lockheed L-1011-100 aircraft was returned by the lessee. Currently, the aircraft is undergoing heavy maintenance which is expected to cost the Partnership approximately $947,000, all of which was incurred or accrued at September 30, 1997. The Partnership entered into a new 3-year lease agreement with Classic Airways Limited ("Classic") related to this aircraft at a base rent to the Partnership of $80,000 per month, effective November 1, 1997. In addition, Classic has been granted an option to purchase the aircraft for $2,500,000 after two years of the lease has elapsed and $2,000,000 upon the expiration of the lease.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                     1997          1996
                                                  ------------  ------------

    Equipment management fees.................    $    113,150  $    200,995
    Administrative charges....................          36,885        15,750
    Reimbursable operating expenses due to
      third parties...........................         960,531     1,141,401
                                                  ------------  ------------
                            Total.............    $  1,110,566  $  1,358,146
                                                  ------------  ------------
                                                  ------------  ------------

                  AIRFUND II International Limited Partnership
                        Notes to the Financial Statements

                                  (Continued)


    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1997, the Partnership was owed $185,493 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1997.

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes payable to banks of $2,895,070. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the like-kind exchange transaction involving the Southwest Aircraft and the Finnair Aircraft (See Results of the Operations). The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the installment notes payable are as follows:

    For the year ending September 30, 1998             $ 789,921
                                      1999             1,981,529
                                      2000               123,620
                                                       ---------
                                     Total            $2,895,070
                                                       ---------
                                                       ---------

NOTE 7--LEGAL PROCEEDINGS

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

                         PART I. FINANCIAL INFORMAITON

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

Three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996:

OVERVIEW

    As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold (see below). At September 30, 1997 the Partnership owned three aircraft and proportionate interest in six additional aircraft. All of the Partnership's aircraft are currently on lease with the exception of a Lockheed L-1011-100 aircraft. The Partnership entered into a new 3-year lease agreement with a new lessee for the Lockheed L-1011-100 aircraft effective November 1, 1997. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Ultimately, all aircraft will be sold and the net proceeds will be distributed to the Partners, after all liabilities and obligations of the Partnership have been satisfied.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Partnership recognized lease revenue of $803,499 and $2,262,996, respectively, compared to $1,398,078 and $4,019,900 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 was due primarily to lease term expirations related to the Partnership's Lockheed L-1011-100 aircraft and its proportionate interest in a Lockheed L-1011-50 aircraft and the sale of a 727-200 Advanced aircraft (discussed below). The decrease was partially offset by the effects of the re-lease of the Partnership's Boeing 727-251 Advanced aircraft in September 1996 (discussed below) and the Partnership's aircraft exchange which was concluded late in the first quarter of 1996. As a result of the exchange, the Partnership replaced its ownership interest in a Boeing 747-SP aircraft, with interests in five other aircraft (three Boeing 737 aircraft leased by Southwest Airlines, Inc. and two McDonnell Douglas MD-82 aircraft leased by Finnair OY). The Southwest Aircraft were exchanged into the Partnership in 1995 while the Finnair Aircraft were exchanged into the Partnership on March 25, 1996. Accordingly, revenue for the Finnair Aircraft for the nine months ended September 30, 1996 did not fully reflect the rents ultimately earned from the leasing of these aircraft. In aggregate, the replacement aircraft generated approximately $254,000 and $761,000 of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to approximately $255,000 and $554,000 for the same periods in 1996.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMAITON


    The Partnership's Boeing 727-251 Advanced aircraft, formerly on a renewal rental agreement with Northwest was returned upon expiration of its lease term on November 30, 1995. This aircraft underwent heavy maintenance at a cost to the Partnership of $984,000, all of which was incurred or accrued during the year ended December 31, 1996. In September 1996, the Partnership entered into a new 28-month lease agreement with Transmeridian Airlines ("Transmeridian"), to re-lease this aircraft for aggregate rents over the lease term of approximately $1,941,000. This aircraft generated $240,000 and $720,000 of lease revenue during the three and nine months ended September 30, 1997, respectively, compared to approximately $53,000 during each of the same periods in 1996.

    The Partnership sold a Boeing 727-200 ADV aircraft to Northwest during the second half of 1996 and, in addition to the sales proceeds, received lease termination rents. The Partnership recognized aggregate lease revenue of approximately $563,000 and $1,422,000 for the three and nine months ended September 30, 1996, respectively, from this aircraft.

    The Partnership owns a whole and a partial interest in two Lockheed L-1011 aircraft formerly leased to Cathay Pacific Airways Limited ("Cathay"). The Partnership's renewal lease agreements with Cathay expired on February 14, 1996 and were extended until April 11, 1996. Subsequent to this extension, Cathay again extended the lease on one of the aircraft until June 30, 1996 and on the other until September 30, 1996, both at fixed rates. In aggregate, the Partnership recognized lease revenue of approximately $336,000 and $1,419,000 related to the two Cathay aircraft during the three and nine months ended September 30, 1996, respectively. Cathay subsequently returned both aircraft to the Partnership upon the expiration of the extensions. The Lockheed L-1011-50 aircraft underwent heavy maintenance which cost the Partnership approximately $400,000, all of which was incurred at September 30, 1997. The Partnership entered into a new 1-year lease agreement with Aer Lease Limited ("Aer Lease"), with respect to its interest in the L-1011-50 aircraft, at a base rent to the Partnership of $39,550 per month, beginning April 27, 1997. The Partnership recognized lease revenue of approximately $119,000 and $202,000 related to this aircraft during the three and nine months ended September 30, 1997. The Lockheed L-1011-100 is currently undergoing heavy maintenance expected to cost the Partnership approximately $947,000 all of which was incurred or accrued at September 30, 1997. The Partnership entered into a new 3-year lease agreement with Classic Airways Limited ("Classic") related to this aircraft at a base rent to the Partnership of $80,000 per month, effective November 1, 1997. In addition, Classic has been granted an option to purchase the aircraft for $2,500,000 and $2,000,000 after two years and the entire term of the lease have elapsed, respectively. Currently, the demand for Lockheed L-1011 aircraft is weak, limited principally to air cargo carriers and operators of passenger charters. Several major airlines have reduced their commitment to the Lockheed L-1011 aircraft. Such circumstances have inhibited the remarketing of the Partnership's Lockheed L-1011 aircraft and have required the Partnership to incur costs to meet the needs of Aer Lease and Classic. Accordingly, until the Partnership's Lockheed L-1011 aircraft are sold, the General Partner will continue to reserve a portion of the Partnership's cash for such purposes in the future.

    The Partnership's Boeing 727-208 aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of approximately $191,000 and $572,000 from this aircraft for each of the three and nine month periods ended September 30, 1996 and 1997.

    The Partnership holds a proportionate ownership interest in the Lockheed L-1011-50 aircraft, the Southwest Aircraft and the Finnair Aircraft, discussed above. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMAITON


    During July 1996, the Partnership sold a Boeing 727-200 Advanced jet aircraft with an original cost and net book value of $11,164,679 and $3,074,680, respectively, to the existing lessee. In connection with this sale, the Partnership realized sale proceeds of $3,535,649, which resulted in a net gain, for financial statement purposes, of $460,969. The Partnership also realized lease termination rents of $429,351 in connection with this sale as the aircraft was sold prior to the expiration of the related lease term.

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

    The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of any gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

    Interest income for the three and nine months ended September 30, 1997 was $26,926 and $80,935, respectively, compared to $86,749 and $220,877 for the same periods in 1996. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1996 included interest of $39,346 earned on cash held in a special-purpose escrow account in connection with the like-kind exchange transaction, discussed above. In addition, the Partnership's cash available for investment was significantly higher during 1996 than in 1997.

    For the three and nine months ended September 30, 1997, the Partnership incurred interest expense of $65,234 and $207,852, respectively, compared to $79,835 and $198,239 for the same periods in 1996. Interest expense in 1997 and 1996 resulted from financing obtained from third-party lenders in connection with the Southwest Aircraft and the Finnair Aircraft. The financing of the Finnair Aircraft occurred on March 25, 1996. Therefore, interest expense related to the Finnair debt during the nine months ended September 30, 1996 was only incurred from that date through the end of the period. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were 5% of lease revenue during each of the periods ended September 30, 1997 and 1996, and will not change as a percentage of lease revenue in future periods.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. During the nine months ended September 30, 1997, significant heavy maintenance costs were incurred or accrued in connection with the two Lockheed L-1011 aircraft to allow the Partnership to remarket these aircraft (see above). During the nine months ended September 30, 1996, in addition to heavy maintenance costs incurred or accrued in connection with the two Lockheed L-1011 aircraft, such costs were also incurred or accrued to facilitate the re-lease of the Boeing 727-251 aircraft (see above). The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $844,338 and $2,533,013 for the three and nine months ended September 30, 1997, respectively, compared to $831,696 and $2,826,205 for the same periods in 1996.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMAITON


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $314,169 and $2,985,490 during the nine months ended September 30, 1997 and 1996, respectively. The expiration of the Partnership's lease agreements related to its Lockheed L-1011-100 aircraft and its proportionate interest in the Lockheed L-1011-50 aircraft and the sale of its Boeing 727-200 Advanced aircraft have caused a decline in the Partnership's lease revenue and corresponding sources of operating cash. This has been partially offset by rents generated in connection with the Finnair Aircraft and the re-lease of the aircraft to Transmeridian and Aer Lease (see Results of Operations). In addition, the Partnership expended substantial funds in connection with its remarketing efforts related to the two Lockheed L-1011 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

    Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1996, the Partnership expended $72,550 in cash in connection with the like-kind exchange transactions referred to above. During the nine months ended September 30, 1996, the Partnership realized $3,535,649 in proceeds from the sale of a Boeing 727-200 Advanced aircraft. There were no equipment acquisitions or sales during the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the equipment's condition and age, and future market conditions.

    As described in Results of Operations, the Partnership obtained long-term financing in connection with the like-kind exchange transactions involving the Southwest and Finnair Aircraft. The repayment of principal related to such indebtedness is reported as a component of financing activities. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments related to the Southwest and Finnair Aircraft are collected, all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035.

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMAITON


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

    The Partnership has incurred and accrued significant heavy maintenance costs in connection with its remarketing efforts related to the two Lockheed L-1011 aircraft and the Transmeridian Aircraft. The Partnership also expects to incur additional costs in future years as the Partnership's remaining aircraft are remarketed. The amount of such costs will depend upon the extent of upgrades or refurbishments necessary to prepare these aircraft for sale or re-lease. These costs have presented, and will continue to present, demands on the Partnership's cash position. Accordingly, the General Partner will continue to reserve a significant portion of the Partnership's cash for such purposes. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds generated from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner did not declare a cash distribution during the first three quarters of 1997 and expects to continue to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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


                                AIRFUND II International Limited Partnership


                            By: AFG Aircraft Management Corporation, a
                                Massachusetts corporation and the
                                General Partner of the Registrant.


                            By: /s/ Michael J. Butterfield
                                ------------------------------------------
                                Michael J. Butterfield
                                Treasurer of AFG Aircraft Management
                                Corporation (Duly Authorized Officer
                                and Principal Accounting Officer)


                            Date: November 14, 1997
                                ------------------------------------------


                            By: /s/  Gary M. Romano
                                ------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Aircraft Management
                                Corporation (Duly Authorized Officer
                                and Principal Financial Officer)


                            Date: November 14, 1997
                                ------------------------------------------