Form 10-K
period 1997-12-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-03-31
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1997
                         -------------------------------------------------------

                                         OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                              ---------------------   --------------------------
Commission file number               0-19137
                      ----------------------------------------------------------

                    AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

 Massachusetts                                   04-3057290
 -------------------------------------          --------------------------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                 Identification No.)

 88 Broad St., Sixth Floor, Boston, MA           02110
--------------------------------------          --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act     NONE
                                                          ----------------------

          Title of each class                   Name of each exchange on which
                                                registered
--------------------------------------    --------------------------------------
--------------------------------------    --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

              2,714,647 Units Representing Limited Partnership Interest
--------------------------------------------------------------------------------
                                  (Title of class)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1997 (Part I and II)
                  AIRFUND II International Limited Partnership

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

PART I

Item 1.  Business.

     (a)  General Development of Business

      AIRFUND II International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership ("EFG"). The General Partner is not required to make any other capital contributions except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement of Limited Partnership (the "Restated Agreement, as amended").

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

      The initial Interim Closing date of the Offering of Units of the Partnership was May 17, 1990. The initial purchase of aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred at each of five subsequent Interim Closings, the last of which occurred on June 28, 1991, the Final Closing. The acquisitions of the Partnership's aircraft and the associated leases is described in Note 3 to the financial statements included in Item 14, herein. The Partnership is expected to terminate no later than December 31, 2005; however, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

      The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as described in the Restated Agreement, as amended, in Item 13, herein and Note 4 to the financial statements included in Item 14, herein.

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

      In recent years, market values for certain models of used commercial jet aircraft have deteriorated. Consistent price competition and other pressures within the airline industry have inhibited sustained profitability for many carriers. Most major airlines have had to re-evaluate their aircraft fleets and operating strategies. Aircraft condition, age passenger capacity, distance capability, fuel efficiency, and other factors also influence market demand and market values for passenger jet aircraft.

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

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1997, 1996 and 1995 is incorporated herein by reference to Note 2 to the financial statements in the 1997 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

      Default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues and significantly weaken the Partnership's ability to repay related indebtedness.

      EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by

EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

      In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym, to a third party. AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG specifically reserved the rights to continue using the name American Finance Group and its acronym in connection with the Partnership and the Other Investment Programs and to continue managing all assets owned by the Partnership and the Other Investment Programs.

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2. Properties.

      Incorporated herein by reference to Note 3 to the financial statements in the 1997 Annual Report.

Item 3.  Legal Proceedings.

      Incorporated herein by reference to Note 7 to the financial statements in the 1997 Annual Report.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

      (a) Market Information

      There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

     (b) Approximate Number of Security Holders

      At December 31, 1997, there were 3,913 record holders of Units in the Partnership.

      (c) Dividend History and Restrictions

      Pursuant to Article VI of the Restated Agreement, as amended, the Partnership's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings are determined and distributed to the Partners quarterly. Distributions may be made to the General Partner prior to the end of the fiscal quarter; however, the amount of such distribution reflects only amounts to which the General Partner is entitled at the time such distribution is made. As the General Partner attempts to remarket the Partnership's aircraft, the amount of cash available for distribution fluctuates widely. The Partnership has been, and may continue to be, required to incur significant costs to upgrade certain aircraft to meet the standards of potential successor lessees. Accordingly, the General Partner did not declare any distributions to the Partners in 1997 and expects to continue to suspend such distributions between the periods corresponding to major remarketing events.

      Distributions declared in 1997 and 1996 were made as follows:

                                                    General        Recognized
                                     Total          Partner          Owners
                                  -----------     -----------      -----------
      Total 1996 distributions    $ 6,384,542      $ 276,587       $ 6,107,955

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

Item 6. Selected Financial Data.

      Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

      Incorporated herein by reference to the financial statements and supplementary data included in the 1997 Annual Report.


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

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

          Name                             Title                      Age        Term
-----------------------      -------------------------------------   -----    ------------
Geoffrey A. MacDonald        Chairman and a member of the                        Until a
                             Executive Committee of EFG                         successor
                             and President and a Director                        is duly
                             of the General Partner                   49         elected
                                                                                  and
                                                                                qualified
Gary D. Engle                President and Chief Executive
                             Officer and member of the
                             Executive Committee of EFG and a
                             Director of the General Partner          49

Gary M. Romano               Executive Vice President and Chief
                             Operating Officer of EFG and
                             Clerk of the General Partner 38

James A. Coyne               Executive Vice President of EFG          37

Michael J. Butterfield       Vice President, Finance and Treasurer
                             of EFG and Treasurer of the
                             General Partner                          38

James F. Livesey             Vice President, Aircraft and Vessels
                             of EFG                                   48

Sandra L. Simonsen           Senior Vice President, Information
                             Systems of EFG                           47

Gail D. Ofgant               Vice President, Lease Operations of
                             EFG                                      32


      (c) Identification of Certain Significant Persons

      None.

      (d) Family Relationship

      No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

     (e) Business Experience

      Mr. MacDonald, age 49, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

      Mr. Engle, age 49, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the General Partner. On December 16, 1994, Mr. Engle acquired control of EFG, the General Partner and each of EFG's subsidiaries. Mr. Engle is a limited partner in ONC. Mr. Engle is also Chairman, Chief Executive Officer and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

      Mr. Romano, age 38, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the General Partner. Mr. Romano is Vice President and Chief Financial Officer of Semele. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

      Mr. Coyne, age 37, is Executive Vice President of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. Mr. Coyne was appointed Executive Vice President of EFG in September 1997. Mr. Coyne is a limited partner in ONC. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

      Mr. Butterfield, age 38, joined EFG in June 1992 and became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and is Treasurer of the General Partner and Semele. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

      Mr. Livesey, age 48, is Vice President, Aircraft and Vessels, of EFG. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held equipment leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

      Ms. Simonsen, age 47, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

      Ms. Ofgant, age 32, is Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in June 1989, and was promoted to Manager, Lease Operations in April 1994. In April 1996, Ms. Ofgant was appointed Vice President, Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a B.S. degree in Finance from Providence College.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

      By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided for in Section 11.2(a) of the Restated Agreement, as amended (subject to Sections 11.2(b) and 11.3), a majority interest of the Recognized Owners have voting rights with respect to:

      1. Amendment of the Restated Agreement;

      2. Termination of the Partnership;

      3. Removal of the General Partner; and

      4. Approval or disapproval of the sale of all, or substantially all, of the assets of the Partnership (except in the orderly liquidation of the Partnership upon its termination and dissolution).

      No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 2,714,647 outstanding Units as of March 1, 1998.

      The ownership and organization of EFG is described in Item 1 of this report.

Item 13.  Certain Relationships and Related Transactions.

      The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

      (a) Transactions with Management and Others

      All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1997, 1996 and 1995, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                            1997            1996             1995
                                        -----------     -----------      ----------
Equipment management fees               $   161,231     $   235,339      $  329,292
Administrative charges                       50,304          28,694          21,000
Reimbursable operating expenses
   due to third parties                   1,240,204       2,071,725         136,035
                                        -----------     -----------      ----------
                    Total               $ 1,451,739     $ 2,335,758      $  486,327
                                        -----------     -----------      ----------

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

      All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At December 31, 1997, the Partnership was owed $305,359 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 1998.

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

      Old North Capital Limited Partnership ("ONC"), a Massachusetts Limited Partnership, formed in 1995 and owned and controlled by certain principals of EFG, owns 40,000 Units or 1.47% of the total outstanding units of the Partnership. EFG owns a 49% limited partnership interest in ONC, which it acquired in December 1996.

      (b) Certain Business Relationships

      None.

      (c) Indebtedness of Management to the Partnership

      None.

      (d) Transactions with Promoters

      See Item 13(a) above.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this report:

            (1)   Financial Statements:

                  Report of Independent Auditors...............................*

                  Statement of Financial Position
                  at December 31, 1997 and 1996................................*

                  Statement of Operations
                  for the years ended December 31, 1997, 1996 and 1995.........*

                  Statement of Changes in Partners' Capital
                  for the years ended December 31, 1997, 1996 and 1995.........*

                  Statement of Cash Flows
                  for the years ended December 31, 1997, 1996 and 1995.........*

                  Notes to the Financial Statements............................*

            (2)   Financial Statement Schedules:

                  None  required.

            (3)   Exhibits:

                  Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

          Exhibit
          Number
          -------

           4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-25334).

           13 The 1997 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

           23     Consent of Independent Auditors.

           99 (a) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations) to December 31, 1990 as
                  Exhibit 28 (a) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1997 Annual Report to security holders for the year ended December 31, 1997 (see Part II).

          Exhibit
          Number
          -------

           99 (b) Lease agreement with Northwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations) to December 31, 1990 as
                  Exhibit 28 (b) and is incorporated herein by reference.

           99 (c) Lease agreement with Cathay Pacific Airways Limited was filed in the Registrant's Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations) to December 31, 1990 as Exhibit 28 (d) and is incorporated herein by reference.

           99 (d) Lease agreement with Cathay Pacific Airways Limited was filed in the Registrant's Annual Report on Form 10-K for the period May 17, 1990 (commencement of operations) to December 31, 1990 as Exhibit 28 (e) and is incorporated herein by reference.

           99 (e) Lease agreement with American Trans Air, Inc. was filed in the
                  Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

           99 (f) Lease agreement with Southwest Airlines, Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99 (g) Lease agreement with Southwest Airlines, Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99 (h) Lease agreement with Southwest Airlines, Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99 (i) Lease agreement with Finnair OY is filed in the Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99 (j) Lease agreement with Finnair OY is filed in the Registrant's
                  Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

           99 (k) Lease agreement with Transmeridian Airlines, Inc. is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is included herein.

      (b) Reports on Form 8-K

      None.

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

                  AIRFUND II International Limited Partnership

                    By: AFG Aircraft Management Corporation,
                       a Massachusetts corporation and the
                       General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald                By: /s/ Gary D. Engle
   --------------------------                    --------------------------
Geoffrey A. MacDonald                        Gary D. Engle
Chairman and a member of the                 President and Chief Executive
Executive Committee of EFG and               Officer and a member of the
President and a Director of the              Executive Committee of EFG and a
General Partner                              Director of the General
Partner                                      (Principal Executive Officer)


Date:   March 31, 1998                       Date:    March 31, 1998
     -------------------------                     -------------------------



By: /s/ Gary M. Romano                       By: /s/ Michael J. Butterfield
    -------------------------                    --------------------------
Gary M. Romano                               Michael J. Butterfield
Executive Vice President and Chief           Vice President, Finance and
Operating Officer of EFG and Clerk           Treasurer of FG and Treasurer
of the General Partner                       of the General Partner
(Principal Financial Officer)                (Principal Accounting Officer)


Date:   March 31, 1998                       Date:  March 31, 1998
     -------------------------                    -------------------------