Form 10-Q
period 1998-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-05-15
CIK 853937

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q



(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

                               __________________

For Quarter Ended March 31, 1998                    Commission File No. 0-19137


                  AIRFUND II International Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                  04-3057290
        -------------                                  ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


88 Broad Street, Boston, MA                               02110
---------------------------                             ---------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   --------------

__________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   No
                                                     ---  ---

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

      Statement of Financial Position
         at March 31, 1998 and December 31, 1997                             3

      Statement of Operations
         for the three months ended March 31, 1998 and 1997                  4

      Statement of Cash Flows
         for the three months ended March 31, 1998 and 1997                  5

      Notes to the Financial Statements                                    6-9


   Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-13


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                              14

                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1998 and December 31, 1997

                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------    -----------

ASSETS
Cash and cash equivalents                              $2,564,794    $2,102,494

Rents receivable                                           44,441        65,120

Accounts receivable - affiliate                           175,821       305,359

Equipment at cost, net of accumulated
   depreciation of $44,179,367 and
   $43,339,081 at March 31, 1998 and
   December 31, 1997, respectively                      6,451,847     7,292,133
                                                        ---------    ----------

         Total assets                                  $9,236,903    $9,765,106
                                                       ----------    ----------
                                                       ----------    ----------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                          $2,508,719    $2,677,520
Accrued interest                                           32,313        29,618
Accrued liabilities                                         7,720         8,250
Accrued liabilities - affiliate                            34,534        42,524
Deferred rental income                                     76,439       167,067
                                                       ----------    ----------

         Total liabilities                              2,659,725     2,924,979
                                                       ----------    ----------


Partners' capital (deficit):
     General Partner                                   (2,666,597)   (2,653,450)
     Limited Partnership Interests
     (2,714,647 Units; initial purchase
      price of $25 each)                                9,243,775     9,493,577
                                                       ----------    ----------

         Total partners' capital                        6,577,178     6,840,127
                                                       ----------    ----------

         Total liabilities and partners' capital       $9,236,903    $9,765,106
                                                       ----------    ----------
                                                       ----------    ----------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)


                                                    1998           1997
                                                    ----           ----
Income:
   Lease revenue                                $   782,442    $   683,102

   Interest income                                   32,064         30,021
                                                -----------    -----------

      Total income                                  814,506        713,123
                                                -----------    -----------

Expenses:

   Depreciation                                     840,286        844,338

   Interest expense                                  56,803         73,305

   Equipment management fees - affiliate             39,122         34,155

   Operating expenses - affiliate                   141,244         90,783
                                                -----------    -----------


      Total expenses                              1,077,455      1,042,581
                                                -----------    -----------


Net loss                                        $  (262,949)   $  (329,458)
                                                -----------    -----------
                                                -----------    -----------

Net loss
   per limited partnership unit                 $     (0.09)   $     (0.12)
                                                -----------    -----------
                                                -----------    -----------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1998 and 1997

                                   (Unaudited)

                                                            1998        1997
                                                            ----        ----
Cash flows from (used in) operating activities:
Net loss                                                $ (262,949)  $ (329,458)

Adjustments to reconcile net loss to
     net cash from (used in) operating activities:
         Depreciation                                      840,286      844,338

Changes in assets and liabilities
     Decrease (increase) in:
         rents receivable                                   20,679           --
         accounts receivable - affiliate                   129,538       (4,538)
     Increase (decrease) in:
         accrued interest                                    2,695       13,595
         accrued liabilities                                  (530)    (481,064)
         accrued liabilities - affiliate                    (7,990)    (466,237)
         deferred rental income                            (90,628)     (74,667)
                                                        ----------   ----------

              Net cash from (used in)
              operating activities                         631,101     (498,031)
                                                        ----------   ----------

Cash flows used in financing activities:
     Principal payments - notes payable                   (168,801)    (131,735)
                                                        ----------   ----------

              Net cash used in financing activities       (168,801)    (131,735)
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents       462,300     (629,766)

Cash and cash equivalents at beginning of period         2,102,494    2,347,762
                                                        ----------   ----------
Cash and cash equivalents at end of period              $2,564,794   $1,717,996
                                                        ----------   ----------
                                                        ----------   ----------


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest           $   54,108   $   59,710
                                                        ----------   ----------
                                                        ----------   ----------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1998

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

    The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1997 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1997 Annual Report.

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1998 and December 31, 1997 and results of operations for the three month periods ended March 31, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH

    At March 31, 1998, the Partnership had $2,288,014 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

    Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,131,051 are due as follows:


     For the year ending March 31, 1999     $ 3,016,411
                                   2000       1,274,640
                                   2001         800,000
                                            -----------

                                  Total     $ 5,091,051
                                            -----------
                                            -----------

NOTE 4 - EQUIPMENT

    The following is a summary of equipment owned by the Partnership at March 31, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1998 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                  (Continued)

                                    Remaining
                                      Lease

                                             Term             Equipment
         Equipment Type                     (Months)           at Cost
-------------------------------------       -------          -----------
One Lockheed L-1011-100 (Classic)             34             $15,879,518
One Boeing 727-208 ADV (ATA)                  10              12,928,710
One Boeing 727-251 ADV (Transmeridian)         7               9,732,714
One Lockheed L-1011-50 (Aer Lease)             1               6,013,492
Two McDonnell-Douglas MD-82 (Finnair)         13               4,157,280
Three Boeing 737-2H4 (Southwest)              21               1,919,500
                                                              ----------

                  Total equipment cost                        50,631,214

              Accumulated depreciation                       (44,179,367)
                                                              ----------
  Equipment, net of accumulated
   depreciation                                               $ 6,451,847
                                                              ----------
                                                              ----------

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

    See Note 8 regarding the sale of the Partnership's interest in the Lockheed L-1011-50 aircraft subsequent to March 31, 1998.

NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                          1998           1997
                                          ----           ----
   Equipment management fees           $  39,122      $  34,155
   Administrative charges                 13,419          7,173
   Reimbursable operating expenses
       due to third parties              127,825         83,610
                                       ---------      ---------

                        Total          $ 180,366      $ 124,938
                                       ---------      ---------
                                       ---------      ---------

    All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1998, the Partnership was owed $175,821 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1998.

NOTE 6 - NOTES PAYABLE

    Notes payable at March 31, 1998 consisted of installment notes payable to banks of $2,508,719. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                  (Continued)

by the equipment and assignment of the related lease payments. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at March 31, 1998.


    The annual maturities of the installment notes payable are as follows:

    For the year ending March 31, 1999      $   825,131
                                  2000        1,683,588
                                            -----------
                                 Total      $ 2,508,719
                                            -----------
                                            -----------

NOTE 7 - LEGAL PROCEEDINGS

    On or about January 15, 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership, et al., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit."

    The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

    On March 9, 1998, counsel for the Defendants and the Plaintiffs entered into a Memorandum of Understanding setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Memorandum of Understanding represents a preliminary step towards a comprehensive Stipulation of Settlement between the parties that must be presented to and approved by the Court as a condition precedent to effecting a settlement. The Memorandum of Understanding (i) prescribes a number of conditions necessary to achieving a settlement, including providing the partners (or beneficiaries, as applicable) of the Nominal Defendants with the opportunity to vote on any settlement and (ii) contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Memorandum of Understanding provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national stock exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly-organized equipment leasing programs. To the extent that the parties agree upon a Stipulation of Settlement that is approved by the Court, the complete terms thereof will be communicated to all of the partners (or beneficiaries) of the Nominal Defendants to enable them to vote thereon.

    There can be no assurance that the parties will agree upon a Stipulation of Settlement, or that it will be approved by the Court, or that the outcome of the voting by the partners (or beneficiaries) of the Nominal Defendants, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in any such settlement. The General Partner and its affiliates, in consultation with counsel, concur that

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                  (Continued)

there is a reasonable basis to believe that a Stipulation of Settlement will be agreed upon by the parties and approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.


NOTE 8 - SUBSEQUENT EVENT

    On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, previously leased to Aer Lease Limited, to the lessee for net proceeds of $553,700. The Partnership's interest in the aircraft had a net book of $426,085 at March 31, 1998.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, and the ability of Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") to collect all rents due under the attendant lease agreements and successfully remarket the Partnership's equipment upon the expiration of such leases.

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The computer programs of EFG were designed and written using four digits to define the applicable year. As a result, EFG does not anticipate system failure or miscalculations causing disruptions of operations. Based on recent assessments, EFG determined that minimal modification of software is required so that its network operating system will function properly with respect to dates in the year 2000 and thereafter. EFG believes that with these modifications to the existing operating system, the Year 2000 Issue will not pose significant operational problems for its computer systems. EFG will utilize internal resources to upgrade software for Year 2000 modifications and anticipates completing the Year 2000 project by December 31, 1998, which is prior to any anticipated impact on its operating system. The total cost of the Year 2000 project is expected to be insignificant and have no effect on the results of operations of the Partnership.


Three months ended March 31, 1998 compared to the three months ended March 31, 1997:

Overview

    As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At March 31, 1998 the Partnership owned three aircraft and proportionate interests in six additional aircraft, all of which were on lease. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

Results of Operations

    For the three months ended March 31, 1998, the Partnership recognized lease revenue of $782,442 compared to $683,102 for the same period in 1997. The increase in lease revenue from 1997 to 1998 resulted primarily from a 1-year lease agreement which the Partnership entered into with Aer Lease Limited ("Aer Lease") related to its interest in a Lockheed L-1011-50 aircraft. The lease agreement provided for base rent to the Partnership of $39,550 per month beginning April 27, 1997. During the first quarter of 1997, this aircraft was undergoing heavy maintenance and was not on lease. See Note 8 to the accompanying financial statements regarding the sale of the Partnership's interest in this aircraft subsequent to March 31, 1998.

    The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease revenue of $31,464 per month to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft, in

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


which the Partnership holds a proportionate interest, are currently on lease to Finnair OY. These leases are scheduled to expire on April 28, 1999 and provide lease revenue of $159,981 per quarter to the Partnership.

    The Partnership entered into an agreement with Classic Airways Limited ("Classic") to lease the Partnership's Lockheed L1011-100 aircraft for a period of three years with a base rent of $80,000 per month, effective November 1, 1997. Due to certain refurbishments required to be performed by Classic, the Partnership agreed to defer rents required under the attendant lease agreement for a three month period. The lease agreement was therefore extended three months through January 31, 2001. Accordingly, the Partnership did not recognize any lease revenue related to this aircraft during the three months ended March 31, 1998. During the first quarter of 1997, this aircraft was off lease, undergoing certain maintenance prior to being placed in storage until it was re-leased to Classic.

    The Partnership's Boeing 727-208 ADV aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides lease revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of $190,500 from this aircraft for each of the three month periods ended March 31, 1997 and 1998. The Partnership's Boeing 727-251 ADV aircraft, is under a 26 month re-lease agreement with Transmeridian Airlines, Inc. which commenced on September 11, 1996. The re-lease agreement, scheduled to expire on November 10, 1998, provides aggregate lease revenue over the lease term of $1,967,419. The Partnership recognized lease revenue from this aircraft of $223,333 for the three months ended March 31, 1998 and $240,000 for the same period in 1997. In the future, lease revenue is scheduled to decline due to the sale of the Aer Lease aircraft and the expiration of the lease terms related to the Partnership's remaining aircraft.

    At March 31, 1998, the Partnership held a proportionate ownership interest in the Aer Lease, Southwest and Finnair aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

    Interest income for the three months ended March 31, 1998 was $32,064 compared to $30,021 for the same period in 1997. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

    For the three months ending March 31, 1998 and 1997 the Partnership incurred interest expense of $56,803 and $73,305, respectively. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were 5% of lease revenue during each of the periods ended March 31, 1998 and 1997, and will not change as a percentage of lease revenue in future periods.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. The increase in operating

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

expenses from 1997 to 1998 was primarily due to legal costs incurred in connection with the proceedings with Northwest Airlines, Inc. and Transmeridian Airlines, Inc. (refer to Note 7 in the 1997 Annual Report) and certain remarketing costs. In 1997, significant operating expenses were incurred in connection with the refurbishment on the Partnership's interest in the L-1011-50 aircraft to meet the needs of Aer Lease. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $840,286 for the three months ended March 31, 1998 compared to $844,338 for the same period in 1997.


Liquidity and Capital Resources and Discussion of Cash Flows

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $631,101 for the three months ended March 31, 1998 compared to a net cash outflow of $498,031 for the same period in 1997. The cash outflow in 1997 reflected the expiration of the leases related to the Partnership's Lockheed L-1011-100 aircraft and its interest in the L-1011-50 aircraft and related remarketing costs. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

    The Partnership obtained long-term financing in connection with like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035.

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

    Overall, the future liquidity of the Partnership will be influenced by the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements. The General Partner anticipates that cash proceeds resulting from upon the collection of contractual rents and the outcome of residual activities will satisfy the Partnership's future expense obligations. However, the amount of cash available for distribution in future periods is expected to fluctuate widely as the General Partner attempts to remarket the Partnership's aircraft and possibly upgrade certain aircraft to meet the standards of potential successor lessees.

    The Partnership has incurred significant heavy maintenance costs in recent years in connection with its remarketing efforts related to the two L-1011 aircraft and the Boeing 727-251 aircraft. The Partnership also expects to incur additional costs in future years as the Partnership's remaining aircraft are remarketed. The

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

amount of such costs will depend upon the extent of upgrades or refurbishments necessary to prepare these aircraft for sale or re-lease. These costs have presented, and will continue to present, demands on the Partnership's cash position. Accordingly, the General Partner will continue to reserve a significant portion of the Partnership's cash for such purposes. The General Partner anticipates that future cash distributions will be contingent primarily upon the realization of sale proceeds generated from remarketing the Partnership's remaining aircraft and the extent of the Partnership's cash reserve requirements. Accordingly, the General Partner expects to continue to suspend the declaration of quarterly cash distributions between the periods corresponding to major remarketing events.

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



                    AIRFUND II International Limited Partnership


             By:   AFG Aircraft Management Corporation, a
                   Massachusetts corporation and the General Partner of the Registrant.


             By:   /s/  Michael J. Butterfield
                   ---------------------------
                   Michael J. Butterfield
                   Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                   Principal Accounting Officer)


             Date: May 15, 1998
                   ------------


             By:   /s/  Gary Romano
                   ----------------
                   Gary M. Romano
                   Clerk of AFG Aircraft Management Corporation
                   (Duly Authorized Officer and
                   Principal Financial Officer)


             Date: May 15, 1998
                   ------------