Form 10-Q
period 1998-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-08-14
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998
                              --------------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                             to
                              ----------------------------    ------------------

                              ----------------------------

For Quarter Ended June 30, 1998                     Commission File No. 0-19137


                  AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                      04-3057290
---------------------------------                 ------------------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     identification No.)

88 Broad Street, Boston, MA                         02110
-----------------------------------------          -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                  ------------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes_____ No______

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX





                                                                                                               Page

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1998 and December 31, 1997                                                              3

         Statement of Operations
              for the three and six months ended June 30, 1998 and 1997                                           4

         Statement of Cash Flows
              for the six months ended June 30, 1998 and 1997                                                     5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                          10-13


PART II. OTHER INFORMATION:

     Items 1 - 6                                                                                                 14

                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)



                                                                                 June 30,             December 31,
                                                                                   1998                     1997
                                                                            -----------------        ----------------
ASSETS

Cash and cash equivalents                                                   $       3,441,319        $      2,102,494

Rents receivable                                                                       71,954                  65,120

Accounts receivable - affiliate                                                       214,171                 305,359

Equipment at cost, net of accumulated depreciation of
   $40,125,665 and $43,339,081 at June 30, 1998
   and December 31, 1997, respectively                                              5,256,677               7,292,133
                                                                            -----------------        ----------------

       Total assets                                                         $       8,984,121        $      9,765,106
                                                                            -----------------        ----------------
                                                                            -----------------        ----------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                               $       2,336,583        $      2,677,520
Accrued interest                                                                       33,975                  29,618
Accrued liabilities                                                                   324,664                   8,250
Accrued liabilities - affiliate                                                        57,848                  42,524
Deferred rental income                                                                 76,439                 167,067
                                                                            -----------------        ----------------

       Total liabilities                                                            2,829,509               2,924,979
                                                                            -----------------        ----------------

Partners' capital (deficit):
  General Partner                                                                  (2,687,726)             (2,653,450)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)                             8,842,338               9,493,577
                                                                            -----------------        ----------------

       Total partners' capital                                                      6,154,612               6,840,127
                                                                            -----------------        ----------------

       Total liabilities and partners' capital                              $       8,984,121        $      9,765,106
                                                                            -----------------        ----------------
                                                                            -----------------        ----------------

                   The accompanying notes are an integral part
                          of these financial statements

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)



                                                          Three Months                         Six Months
                                                          Ended June 30,                     Ended June 30,
                                                     1998              1997              1998              1997
                                               ---------------   ---------------   ---------------   ---------------

Income:

    Lease revenue                              $       937,552   $       776,395   $     1,719,994   $     1,459,497

    Interest income                                     35,911            23,988            67,975            54,009

    Gain on sale of equipment                          127,265                --           127,265                --
                                               ---------------   ---------------   ---------------   ---------------

        Total income                                 1,100,728           800,383         1,915,234         1,513,506
                                               ---------------   ---------------   ---------------   ---------------


Expenses:

    Depreciation                                       768,736           844,337         1,609,022         1,688,675

    Interest expense                                    52,434            69,313           109,237           142,618

    Equipment management fees
     - affiliate                                        46,878            38,820            86,000            72,975

    Operating expenses - affiliate                     655,246           367,353           796,490           458,136
                                               ---------------   ---------------   ---------------   ---------------

        Total expenses                               1,523,294         1,319,823         2,600,749         2,362,404
                                               ---------------   ---------------   ---------------   ---------------


Net loss                                       $      (422,566)  $      (519,440)  $      (685,515)  $      (848,898)
                                               ---------------   ---------------   ---------------   ---------------
                                               ---------------   ---------------   ---------------   ---------------


Net loss
   per limited partnership unit                $         (0.15)  $         (0.18)  $         (0.24)  $         (0.30)
                                               ---------------   ---------------   ---------------   ---------------
                                               ---------------   ---------------   ---------------   ---------------


                   The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                                        1998                 1997
                                                                                ---------------       ----------------

Cash flows from (used in) operating activities:
Net loss                                                                        $      (685,515)      $      (848,898)

Adjustments to reconcile net loss to net cash from (used in) operating activities:
        Depreciation                                                                  1,609,022             1,688,675
        Gain on sale of equipment                                                      (127,265)                   --

Changes in assets and liabilities Decrease (increase) in:
        rents receivable                                                                 (6,834)              (59,723)
        accounts receivable - affiliate                                                  91,188               (58,866)
    Increase (decrease) in:
        accrued interest                                                                  4,357                 3,103
        accrued liabilities                                                             316,414              (376,534)
        accrued liabilities - affiliate                                                  15,324              (441,011)
        deferred rental income                                                          (90,628)               37,367
                                                                                ---------------       ---------------

           Net cash from (used in) from operating activities                          1,126,063               (55,887)
                                                                                ---------------       ---------------

Cash flows from investing activities:
    Proceeds from equipment sale                                                        553,699                    --
                                                                                ---------------       ---------------

           Net cash from investing activities                                           553,699                    --
                                                                                ---------------       ---------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                 (340,937)             (337,767)
                                                                                ---------------       ---------------

           Net cash used in financing activities                                       (340,937)             (337,767)
                                                                                ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                                  1,338,825              (393,654)

Cash and cash equivalents at beginning of period                                      2,102,494             2,347,762
                                                                                ---------------       ---------------

Cash and cash equivalents at end of period                                      $     3,441,319       $     1,954,108
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $       104,880       $       139,515
                                                                                ---------------       ---------------
                                                                                ---------------       ---------------


                   The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six months ended June 30, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1998, the Partnership had $3,335,539 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,196,177 are due as follows:


     For the year ending June 30, 1999           $    2,455,929
                                  2000                1,180,248
                                  2001                  560,000
                                                 --------------

                                  Total          $    4,196,177
                                                 --------------
                                                 --------------


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



                                                                Remaining
                                                                  Lease
                                                                  Term                        Equipment
                 Equipment Type                                  (Months)                      at Cost
--------------------------------------                          ---------                  ---------------

One Lockheed L-1011-100 (Classic)                                  31                      $    16,644,138
One Boeing 727-208 ADV (ATA)                                        7                           12,928,710
One Boeing 727-251 ADV (Transmeridian)                              4                            9,732,714
Two McDonnell-Douglas MD-82 (Finnair)                              10                            4,157,280
Three Boeing 737-2H4 (Southwest)                                   18                            1,919,500
                                                                                           ---------------

                                                  Total equipment cost                          45,382,342

                                              Accumulated depreciation                         (40,125,665)

                            Equipment, net of accumulated depreciation                     $     5,256,677
                                                                                           ---------------
                                                                                           ---------------

     The costs of the two McDonnell-Douglas MD-82 aircraft, and the three Boeing 737-2H4 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft, previously leased to Aer Lease Limited, to the lessee for net proceeds of $553,699. The Partnership's interest in the aircraft had a net book of $426,434 at the time of sale, resulting in the recognition of a gain on sale, for financial statement purposes, of $127,265.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                              1998                  1997
                                                          -------------         --------

     Equipment management fees                            $      86,000         $      72,975
     Administrative charges                                      26,838                23,460
     Reimbursable operating expenses
        due to third parties                                    769,652               434,676
                                                          -------------         -------------

                                     Total                $     882,490         $     531,111
                                                          -------------         -------------
                                                          -------------         -------------



     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 1998, the Partnership was owed $214,171 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1998.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes payable to banks of $2,336,583. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at June 30, 1998.


         The annual maturities of the installment notes payable are as follows:

        For the year ending June 30, 1999         $   2,122,552
                                     2000               214,031
                                                  -------------

                                     Total        $   2,336,583


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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. The Stipulation of Settlement contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


settlement, including providing the partners of the Exchange Partnerships with the opportunity to vote on the participation of their partnership in the restructuring. To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court, or that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in a settlement finally being effected or in the Partnership being included in the restructuring. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

Overview

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At June 30, 1998, the Partnership owned three aircraft and proportionate interests in five additional aircraft, all of which were on lease. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.


Results of Operations

     For the three and six months ended June 30, 1998, the Partnership recognized lease revenue of $937,552 and $1,719,994, respectively, compared to $776,395 and $1,459,497 for the same periods in 1997. The increase in lease revenue from 1997 to 1998 resulted primarily from the re-lease of the Partnership's L-1011-100 aircraft to Classic Airways Limited ("Classic") commencing in the fourth quarter of 1997 (see discussion below). In addition, the increase was attributable to a 1-year lease agreement which the Partnership entered into with Aer Lease Limited ("Aer Lease") related to its interest in a Lockheed L-1011-50 aircraft, partially offset by a scheduled reduction in the base rent payable under the lease agreement related to the Partnership's Boeing 727-251 ADV aircraft (see discussion below). The lease agreement with Aer Lease provided for base rent to the Partnership of

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


$39,550 per month beginning April 27, 1997. In 1997, prior to the commencement of this 1-year lease, this aircraft was undergoing heavy maintenance and was not on lease. On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its interest in this aircraft to Aer Lease for net proceeds of $553,699. The Partnership's interest in the aircraft had a net book value of $426,434 at the time of sale, resulting in a net gain, for financial statement purposes, of $127,265. There were no other equipment sales during either of the six month periods ending June 30, 1998 and 1997.

     The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate interest (the "Southwest Aircraft") are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease revenue of $31,464 per month to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest (the "Finnair Aircraft"), are currently on lease to Finnair OY. These leases are scheduled to expire on April 28, 1999 and provide lease revenue of $159,981 per quarter to the Partnership.

     The Partnership entered into an agreement with Classic to lease the Partnership's Lockheed L1011-100 aircraft for a period of three years with a base rent of $80,000 per month, effective November 1, 1997. Due to certain refurbishments required to be performed by Classic, the Partnership agreed to defer rents required under the attendant lease agreement for the three month period ended March 31, 1998. The lease agreement was therefore extended three months through January 31, 2001. The Partnership recognized lease revenue in the amount of $240,000 related to this aircraft during the six months ended June 30, 1998. During the six months ended June 30, 1997, this aircraft was off lease, undergoing certain maintenance prior to being placed in storage until it was re-leased to Classic.

     The Partnership's Boeing 727-208 ADV aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides lease revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of $381,000 from this aircraft for each of the six month periods ended June 30, 1997 and 1998. The Partnership's Boeing 727-251 ADV aircraft, is under a 26 month re-lease agreement with Transmeridian Airlines, Inc. which commenced on September 11, 1996. The Partnership recognized lease revenue from this aircraft of $433,333 and $480,000 for the six months ended June 30, 1998 and 1997, respectively. In the future, the Partnership's aggregate lease revenue is scheduled to decline due to the sale of the Aer Lease aircraft and the expiration of the lease terms related to the Partnership's remaining aircraft.

     At June 30, 1998, the Partnership held a proportionate ownership interest in the Southwest and Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

     The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Interest income for the three and six months ended June 30, 1998 was $35,911 and $67,975, respectively, compared to $23,988 and $54,009 for the same periods in 1997. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and six months ending June 30, 1998, the Partnership incurred interest expense of $52,434 and $109,237, respectively, compared to $69,313 and $142,618 for the same periods in 1997. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended June 30, 1998 and 1997, and will not change as a percentage of lease revenue in future periods.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Operating expenses were $655,246 and $796,490 for the three and six months ended June 30, 1998, respectively, compared to $367,353 and $458,136 for the same periods in 1997. During the six months ended June 30, 1998, the Partnership incurred or accrued approximately $334,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 7 to the accompanying financial statements. Additionally, the increase in operating expenses from 1997 to 1998 was due to legal costs incurred in connection with the legal proceedings related to Northwest Airlines, Inc. and Transmeridian Airlines, Inc. (refer to Note 7 in the 1997 Annual Report) and certain remarketing costs. In 1997, significant operating expenses were incurred in connection with the refurbishment of the L-1011-50 aircraft, in which the Partnership held an interest, to meet the needs of Aer Lease. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $768,736 and $1,609,022 for the three and six months ended June 30, 1998 compared to $844,337 and $1,688,675 for the same periods in 1997.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,126,063 for the six months ended June 30, 1998 compared to a net cash outflow of $55,887 for the same period in 1997. The cash outflow in 1997 reflected the expiration of the leases related to the Partnership's Lockheed L-1011-100 aircraft and remarketing expenses related to its interest in the L-1011-50 aircraft. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30,1998, the Partnership realized net cash proceeds of $553,699. No aircraft sales occurred during the corresponding period in 1997. Such proceeds related to the sale, to Aer Lease, of the Partnership's interest in the L-1011-50 aircraft. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

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


                      Date:    August 14, 1998



                      By:      /s/  Gary Romano
                               Gary M. Romano
                               Clerk of AFG Aircraft Management Corporation
                               (Duly Authorized Officer and
                               Principal Financial Officer)


                      Date:    August 14, 1998