Form 10-Q
period 1998-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1998-11-17
CIK 853937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ___________________________ TO
                          ___________________________

FOR QUARTER ENDED SEPTEMBER 30, 1998         COMMISSION FILE NO. 0-19137
                            ------------------------

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                           04-3057290
      (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)              identification No.)

        88 BROAD STREET, BOSTON, MA                       02110
  (Address of principal executive offices)             (Zip Code)

                                 (617) 854-5800

               Registrant's telephone number, including area code

   (Former name, former address and former fiscal year, if changed since last report.)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes / / No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                                     INDEX

                                                                                                            PAGE
                                                                                                          ---------
PART I. FINANCIAL INFORMATION:

    Item 1. Financial Statements

        Statement of Financial Position
            at September 30, 1998 and December 31, 1997.................................................          3

        Statement of Operations
            for the three and nine months ended September 30, 1998 and 1997.............................          4

        Statement of Cash Flows
            for the nine months ended September 30, 1998 and 1997.......................................          5

        Notes to the Financial Statements...............................................................       6-10

    Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................................      11-17

PART II. OTHER INFORMATION:

    Items 1 - 6.........................................................................................         18

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
                        STATEMENT OF FINANCIAL POSITION
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  -------------

                                                      ASSETS

Cash and cash equivalents...........................................................   $ 3,487,037   $   2,102,494

Rents receivable....................................................................        86,599          65,120

Accounts receivable--affiliate......................................................        64,678         305,359

Equipment at cost, net of accumulated depreciation of
  $40,894,051 and $43,339,081 at September 30, 1998
  and December 31, 1997, respectively...............................................     4,488,291       7,292,133
                                                                                      -------------  -------------
      Total assets..................................................................   $ 8,126,605   $   9,765,106
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                        LIABILITIES AND PARTNERS' CAPITAL

Notes payable.......................................................................   $ 2,105,147   $   2,677,520
Accrued interest....................................................................        27,569          29,618
Accrued liabilities.................................................................       404,000           8,250
Accrued liabilities--affiliate......................................................        68,518          42,524
Deferred rental income..............................................................        49,774         167,067
                                                                                      -------------  -------------

      Total liabilities.............................................................     2,655,008       2,924,979
                                                                                      -------------  -------------

Partners' capital (deficit):
  General Partner...................................................................    (2,721,876)     (2,653,450)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each).............................     8,193,473       9,493,577
                                                                                      -------------  -------------

      Total partners' capital.......................................................     5,471,597       6,840,127
                                                                                      -------------  -------------

      Total liabilities and partners' capital.......................................   $ 8,126,605   $   9,765,106
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                            THREE MONTHS                   NINE MONTHS
                                                         ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                     ---------------------------  -----------------------------
                                                         1998          1997           1998            1997
                                                     ------------  -------------  -------------  --------------
Income:

    Lease revenue..................................  $    737,647  $     803,499  $   2,457,641  $    2,262,996

    Interest income................................        49,992         26,926        117,967          80,935

    Gain on sale of equipment......................       --            --              127,265        --
                                                     ------------  -------------  -------------  --------------

      Total income.................................       787,639        830,425      2,702,873       2,343,931
                                                     ------------  -------------  -------------  --------------

Expenses:

    Depreciation...................................       768,387        844,338      2,377,409       2,533,013

    Interest expense...............................        47,996         65,234        157,233         207,852

    Equipment management fees--affiliate...........        36,882         40,175        122,882         113,150

    Operating expenses--affiliate..................       617,389        539,280      1,413,879         997,416
                                                     ------------  -------------  -------------  --------------

      Total expenses...............................     1,470,654      1,489,027      4,071,403       3,851,431
                                                     ------------  -------------  -------------  --------------

Net loss...........................................  $   (683,015) $    (658,602) $  (1,368,530) $   (1,507,500)
                                                     ------------  -------------  -------------  --------------
                                                     ------------  -------------  -------------  --------------

Net loss per limited partnership unit..............  $      (0.24) $       (0.23) $       (0.48) $        (0.53)
                                                     ------------  -------------  -------------  --------------
                                                     ------------  -------------  -------------  --------------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                  (UNAUDITED)

                                                                                          1998           1997
                                                                                      -------------  -------------
Cash flows from (used in) operating activities:
Net loss............................................................................  $  (1,368,530) $  (1,507,500)
  Adjustments to reconcile net loss to net cash from operating activities:
    Depreciation....................................................................      2,377,409      2,533,013
    Gain on sale of equipment.......................................................       (127,265)      --
Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable................................................................        (21,479)       (39,931)
    accounts receivable--affiliate..................................................        240,681        (38,926)
  Increase (decrease) in:
    accrued interest................................................................         (2,049)           912
    accrued liabilities.............................................................        395,750       (206,034)
    accrued liabilities--affiliate..................................................         25,994       (464,732)
    deferred rental income..........................................................       (117,293)        37,367
                                                                                      -------------  -------------
      Net cash from operating activities............................................      1,403,218        314,169
                                                                                      -------------  -------------
Cash flows from investing activities:
  Proceeds from equipment sale......................................................        553,698       --
                                                                                      -------------  -------------
      Net cash from investing activities............................................        553,698       --
                                                                                      -------------  -------------
Cash flows used in financing activities:
  Principal payments--notes payable.................................................       (572,373)      (524,715)
                                                                                      -------------  -------------
      Net cash used in financing activities.........................................       (572,373)      (524,715)
                                                                                      -------------  -------------
Net increase (decrease) in cash and cash equivalents................................      1,384,543       (210,546)
Cash and cash equivalents at beginning of period....................................      2,102,494      2,347,762
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $   3,487,037  $   2,137,216
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..........................................  $     159,282  $     206,940
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
                       NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine months ended September 30, 1998 and 1997 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1998, the Partnership had $3,363,561 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,061,305 are due as follows:

 For the year ending September 30,         1999..........................  $  935,449
                                           2000..........................     125,856
                                                                           ----------
                                           Total.........................  $1,061,305
                                                                           ----------
                                                                           ----------

    During the third quarter of 1998, Classic Airways Limited ("Classic"), a lessee of the Partnership, ceased paying rents related to the Partnership's Lockheed L-1011-100 aircraft. In October 1998, Classic was placed in liquidation. The Partnership's future minimum rents exclude $2,240,000 scheduled to be received from Classic under the existing lease agreement at September 30, 1998 (see Note 7 for additional information).

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Partnership at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                                   REMAINING
                                                                     LEASE
                                                                     TERM          EQUIPMENT
                        EQUIPMENT TYPE                             (MONTHS)         AT COST
--------------------------------------------------------------  ---------------  --------------
One Lockheed L-1011-100 (Classic).............................            28(a)  $   16,644,138
One Boeing 727-208 ADV (ATA)..................................             4         12,928,710
One Boeing 727-251 ADV (Transmeridian)........................             1          9,732,714
Two McDonnell-Douglas MD-82 (Finnair).........................             7          4,157,280
Three Boeing 737-2H4 (Southwest)..............................            15          1,919,500
                                                                                 --------------

Total equipment cost   ........................................................      45,382,342

Accumulated depreciation   ....................................................     (40,894,051)
                                                                                 --------------

Equipment, net of accumulated depreciation   ..................................  $    4,488,291
                                                                                 --------------
                                                                                 --------------

(a) see Note 3 for additional information regarding this lease.

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

    American Trans Air, Inc. has given the Partnership an irrevocable notice of its intention to purchase the Partnership's Boeing 727-208 ADV aircraft for $3.3 million at the expiration of its existing lease term in January 1999, pursuant to a purchase option contained in the lease agreement. The aircraft had a net book value of $12,255 at September 30, 1998.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                    1998          1997
                                                ------------  ------------
Equipment management fees.....................  $    122,882  $    113,150
Administrative charges........................        40,257        36,885
Reimbursable operating expenses
due to third parties..........................     1,373,622       960,531
                                                              ------------
Total.........................................  $  1,536,761  $  1,110,566
                                                              ------------
                                                              ------------

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 1998, the Partnership was owed $64,678 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 1998.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1998 consisted of installment notes payable to banks of $2,105,147. All of the installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. The carrying amount of notes payable approximates fair value at September 30, 1998.

    The annual maturities of the installment notes payable are as follows:

 For the year ending September 30,         1999..........................  $1,981,529
                                           2000..........................     123,618
                                           ------------------------------  ----------
                                           Total.........................  $2,105,147
                                           ------------------------------  ----------
                                           ------------------------------  ----------

NOTE 7--LEGAL PROCEEDINGS

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

    On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). The Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothesizing, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved. Similarly, the August 20

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

Order enjoined the General Partner of the Partnership (and the general partners of certain affiliated partnerships) from, among other things, recording any such transfers.

    The Stipulation of Settlement, as preliminarily approved by the Court, contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants. With respect to the Partnership and 10 affiliated partnerships (hereafter referred to as the "Exchange Partnerships"), the Stipulation of Settlement provides for the restructuring of their respective business operations into a single successor company whose securities would be listed and traded on a national securities exchange. The partners of the Exchange Partnerships would receive both common stock in the new company and a cash distribution in exchange for their existing partnership interests. Such a transaction would, among other things, allow for the consolidation of the Partnership's operating expenses with other similarly organized equipment leasing programs. The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the restructuring.

    A preliminary Solicitation Statement, describing, among other things, the various terms of settlement, was filed with the Securities and Exchange Commission on August 25, 1998. Upon completion of the review process, a definitive Solicitation Statement will be distributed to all of the partners of the Exchange Partnerships to enable them to vote on the restructuring. Prior to the settlement becoming final, the Court will hold a hearing on the settlement that will be open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit sufficient time to complete the regulatory review process and print and mail the definitive Solicitation Statement. Class members will be notified of the final hearing date in advance.

    There can be no assurance that the outcome of the voting by the partners of the Exchange Partnerships, including the Partnership, will result in all or any of the Exchange Partnerships, including the Partnership, being included in the proposed restructuring. There also can be no assurance that a settlement, including the restructuring, will be approved by the Court and effected. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The General Partner and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

    During the third quarter of 1998, Classic ceased paying rents to the Partnership with respect to the L-1011-100 and was served formal notice of default of its lease obligations by the Partnership. Subsequently, Classic filed for receivership in the United Kingdom and was placed in liquidation in October 1998. Due to the financial situation of Classic, the L-1011-100 was grounded and incurred significant airport charges owed to each of BAA plc, Eurocontrol and CAA (the "Airport Authorities") in the United Kingdom. The failure of Classic to pay such charges resulted in the Airport Authorities exercising their powers of detention over the L-1011-100. The General Partner, on behalf of the Partnership, is negotiating with the Airport Authorities to resolve the issue of the unpaid charges and to allow the Partnership to remove the aircraft. Currently, the General Partner is not able to determine the ultimate outcome of its claim or the extent of any related losses that the Partnership may incur. During the three months ended September 30, 1998, the Partnership lost lease revenues of $160,000 pertaining to this aircraft. In addition, the Partnership accrued expenses of $75,000 during the three months ended September 30, 1998 for legal costs in connection with this matter. The Partnership ultimately intends to recover the aircraft and remarket it to another third party.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (CONTINUED)

    On November 9, 1998, Investors Asset Holding Corp. ("IAHC"), as Trustee for the Partnership, filed an action in the Superior Court of the Commonwealth of Massachusetts in Suffolk County against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc. and Apple Vacations, West, Inc., both d/b/a Apple Vacations, asserting various causes of action for declaratory judgment and breach of contract.

    IAHC is seeking a declaration that Transmeridian has breached the lease agreement that the Partnership entered into with Transmeridian to lease the Partnership's Boeing 727-251 ADV aircraft (the "Aircraft") by failing and refusing to repair the substantial damage caused to the airframe of the Aircraft as the result of an on-ground accident at the airport in Caracas, Venezuela in October 1998. Transmeridian's breach is impeding the Partnership's ability to sell the Aircraft and its ability to return two of the Aircraft's engines, which the Partnership currently leases from a third party. In addition, the Partnership seeks to enforce written guaranties issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease agreement. Thus, Apple Vacations is liable to the Partnership for any harm it suffers as a result of Transmeridian's breaches. At present, it is not possible to determine the outcome of this matter.

    In a separate action filed in October 1996, Transmeridian filed suit against IAHC, as trustee for the Partnership. This suit remains pending (see Note 7 to the financial statements contained in the 1997 Annual Report for additional detail).

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

YEAR 2000 ISSUE

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Partnership. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Partnership.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Partnership's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Partnership is not determinable.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE AND NINE
  MONTHS ENDED SEPTEMBER 30, 1997

OVERVIEW

    As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At September 30, 1998, the Partnership owned three aircraft and proportionate interests in five additional aircraft, all of which were on lease (see below for discussion regarding the lease of the Partnership's Lockheed L-1011-100 aircraft). Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit. The outcome of the Class Action Lawsuit could alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements.

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1998, the Partnership recognized lease revenue of $737,647 and $2,457,641, respectively, compared to $803,499 and $2,262,996 for the same periods in 1997. The increase in lease revenue in the nine months ended September 30, 1998 compared to the same period in 1997 resulted primarily from the re-lease of the Partnership's L-1011-100 aircraft to Classic Airways Limited ("Classic") commencing in the fourth quarter of 1997 (see discussion below). Such increase was partially offset by a reduction in lease revenue resulting from the sale of the Partnership's interest in a Lockheed L-1011-50 aircraft in April 1998 to Aer Lease Limited ("Aer Lease") and a scheduled reduction in the base rent payable under the lease agreement related to the Partnership's Boeing 727-251 ADV aircraft (see discussion below). The lease agreement with Aer Lease provided for base rent to the Partnership of $39,550 per month beginning April 27, 1997. In 1997, prior to the commencement of this 1-year lease, this aircraft was undergoing heavy maintenance and was not on lease. On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its interest in this aircraft to Aer Lease for net proceeds of $553,698. The Partnership's interest in the aircraft had a net book value of $426,433 at the time of sale, resulting in a net gain, for financial statement purposes, of $127,265. There were no other equipment sales during either of the nine month periods ending September 30, 1998 and 1997.

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

    The Partnership entered into an agreement with Classic to lease the Partnership's Lockheed L-1011-100 aircraft for a period of three years with a base rent of $80,000 per month, effective November 1, 1997. Due to certain refurbishments required to be performed by Classic, the Partnership agreed to

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

defer rents required under the attendant lease agreement for the three month period ended March 31, 1998. The lease agreement was therefore extended three months through January 31, 2001. The Partnership recognized lease revenue in the amount of $320,000 related to this aircraft during the nine months ended September 30, 1998 (see additional discussion below). During the nine months ended September 30, 1997, this aircraft was off lease, undergoing certain maintenance prior to being placed in storage until it was re-leased to Classic.

    During the third quarter of 1998, Classic ceased paying rents to the Partnership with respect to the L-1011-100 and was served formal notice of default of its lease obligations by the Partnership. Subsequently, Classic filed for receivership in the United Kingdom and was placed in liquidation in October 1998. Due to the financial situation of Classic, the L-1011-100 was grounded and incurred significant airport charges owed to each of BAA plc, Eurocontrol and CAA (the "Airport Authorities") in the United Kingdom. The failure of Classic to pay such charges resulted in the Airport Authorities exercising their powers of detention over the L-1011-100. The General Partner, on behalf of the Partnership, is negotiating with the Airport Authorities to resolve the issue of the unpaid charges and to allow the Partnership to remove the aircraft. Currently, the General Partner is not able to determine the ultimate outcome of its claim or the extent of any related losses that the Partnership may incur. During the three months ended September 30, 1998, the Partnership lost lease revenues of $160,000 pertaining to this aircraft. In addition, the Partnership accrued expenses of $75,000 during the three months ended September 30, 1998 for legal costs in connection with this matter. The Partnership ultimately intends to recover the aircraft and remarket it to another third party.

    The Partnership's Boeing 727-208 ADV aircraft is under a two year renewal agreement with American Trans Air, Inc. The renewal agreement, scheduled to expire in January 1999, provides lease revenue of $63,500 per month to the Partnership. The Partnership recognized lease revenue of $571,500 from this aircraft for each of the nine month periods ended September 30, 1997 and 1998 (see additional discussion below). The Partnership's Boeing 727-251 ADV aircraft, is under a 26 month re-lease agreement with Transmeridian Airlines, Inc. which commenced on September 11, 1996. The Partnership recognized lease revenue from this aircraft of $643,333 and $720,000 for the nine months ended September 30, 1998 and 1997, respectively. In the future, the Partnership's aggregate lease revenue is expected to decline due to the Classic situation and the expiration of the lease terms related to the Partnership's remaining aircraft.

    At September 30, 1998, the Partnership held a proportionate ownership interest in the Southwest and Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

    Interest income for the three and nine months ended September 30, 1998 was $49,992 and $117,967, respectively, compared to $26,926 and $80,935 for the same periods in 1997. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

    For the three and nine months ending September 30, 1998, the Partnership incurred interest expense of $47,996 and $157,233, respectively, compared to $65,234 and $207,852 for the same periods in 1997. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were 5% of lease revenue during each of the periods ended September 30, 1998 and 1997, and will not change as a percentage of lease revenue in future periods.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and remarketing expenses. Operating expenses were $617,389 and $1,413,879 for the three and nine months ended September 30, 1998, respectively, compared to $539,280 and $997,416 for the same periods in 1997. During the nine months ended September 30, 1998, the Partnership incurred or accrued approximately $334,000 for certain legal and administrative expenses related to the Class Action Lawsuit described in Note 7 to the accompanying financial statements. Additionally, the increase in operating expenses from 1997 to 1998 was due to legal costs incurred in connection with the legal proceedings related to Northwest Airlines, Inc. and Transmeridian Airlines, Inc. (refer to
Note 7 in the 1997 Annual Report), engine leasing costs, legal costs incurred with the Classic matter and certain remarketing costs. In 1997, significant operating expenses were incurred in connection with the refurbishment of the L-1011-50 aircraft, in which the Partnership held an interest, to meet the needs of Aer Lease. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a partnership. Other fluctuations will occur in relation to the volume and timing of aircraft remarketing activities. Depreciation expense was $768,387 and $2,377,409 for the three and nine months ended September 30, 1998 compared to $844,338 and $2,533,013 for the same periods in 1997.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Partnership by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,403,218 for the nine months ended September 30, 1998 compared to $314,169 for the same period in 1997 Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30,1998, the Partnership realized net cash proceeds of $553,698. No aircraft sales occurred during the corresponding period in 1997. Such proceeds related to the sale, to Aer Lease, of the Partnership's interest in the L-1011-50 aircraft. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

    American Trans Air, Inc. has given the Partnership an irrevocable notice of its intention to purchase the Partnership's Boeing 727-208 ADV aircraft for $3.3 million at the expiration of its existing lease term in January 1999, pursuant to a purchase option contained in the lease agreement. The aircraft had a net book value of $12,255 at September 30, 1998. The Partnership's ability to remarket its Boeing 727-251 ADV aircraft is being impeded due to Transmeridian Airlines' failure and refusal to repair the substantial damage caused to the airframe of this aircraft as the result of an on-ground accident at the airport in Caracas, Venezuela in October 1998. See Note 7 to the accompanying financial statements for details regarding legal action undertaken by the Partnership related to this situation. The Partnership also ultimately intends to recover the aircraft on lease to Classic and remarket it to another third party.

    The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1997 Annual Report). For instance, selling commissions, organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss, the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, and the treatment of unrealized gains or losses on investment securities, if any, for book and tax purposes. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

    For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1998. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Amended and Restated Agreement and Certificate of Limited Partnership requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1997, the General Partner had a negative tax capital account balance of approximately $811,000.

    At September 30, 1998, the Partnership had aggregate future minimum lease payments of $1,061,305 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $2,105,147 (see Note 6 to the financial statements). At the expiration of the individual primary and renewal lease terms underlying the Partnership's future

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

minimum lease payments, the Partnership will sell the aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of aircraft sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. The Partnership may also be required to expend funds to refurbish or otherwise improve the aircraft being remarketed in order to make them more desirable to a potential lessee or purchaser. Ultimately, the Partnership is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Partners in accordance with the Amended and Restated Agreement and Certificate of Limited Partnership. However, several factors, including month-to-month lease extensions, lessee defaults, aircraft casualty events, and early lease terminations could alter the timing and amount of the Partnership's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Partnership's periodic cash distribution payments. Further, the outcome of the Class Action Lawsuit described above could effect the ability of the Partnership to collect all of its contracted future minimum lease payments and remarketing proceeds, as well as the amount and timing of future cash distributions to the Partners.

    The Partnership obtained long-term financing in connection with like-kind exchange transactions involving the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035.

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                         PART I. FINANCIAL INFORMATION

    The Partnership has incurred significant heavy maintenance costs in recent years in connection with its aircraft remarketing efforts. It is important to note that all of the Partnership's lease agreements are scheduled to expire by the end of 1999 and therefore the Partnership will be required to maintain sufficient liquidity to address future remarketing costs, including potential modifications to the Partnership's aircraft in order to sell or re-lease the aircraft at an attractive price. Accordingly, the General Partner expects to continue to suspend the declaration of future cash distributions pending further developments in the remarketing requirements for the Partnership's remaining aircraft.

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

                                Date: November 13, 1998
                                ---------------------------------------------------------

                                By:  /s/ GARY ROMANO
                                     ------------------------------------------------
                                     Gary M. Romano
                                     Clerk of AFG Aircraft Management Corporation
                                     (Duly Authorized Officer and
                                     Principal Financial Officer)

                                Date: November 13, 1998
                                ---------------------------------------------------------