Form 10-Q
period 1999-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-05-14
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      MARCH 31, 1999
                               ------------------------------------------------
                                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________




For Quarter Ended March 31, 1999                    Commission File No. 0-19137


                      AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                              04-3057290
-------------------------------                            --------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                             Identification No.)

88 BROAD STREET, BOSTON, MA                                 02110
-----------------------------------                         -------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                   ----------------------------

_______________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___
                                             ---

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

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at March 31, 1999 and December 31, 1998                        3

         Statement of Operations
              for the three months ended March 31, 1999 and 1998             4

         Statement of Cash Flows
              for the three months ended March 31, 1999 and 1998             5

         Notes to the Financial Statements                                6-11


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        12-17


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                            18

                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1999 and December 31, 1998

                                   (Unaudited)


                                                                                      March 31,          December 31,
                                                                                        1999                1998
                                                                                    ------------       ---------------
ASSETS

Cash and cash equivalents                                                           $  3,363,808       $   3,425,762

Rents receivable                                                                              --              39,933

Accounts receivable - affiliate                                                          134,510              71,178

Other assets                                                                              43,732             125,734

Equipment at cost, net of accumulated depreciation of
     $41,229,029 and $40,968,380 at March 31, 1999
     and December 31, 1998, respectively                                               4,153,313           4,413,962
                                                                                   -------------       -------------

         Total assets                                                              $   7,695,363       $   8,076,569
                                                                                   -------------       -------------
                                                                                   -------------       -------------


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                                      $   1,654,304       $   1,896,665
Accrued interest                                                                          20,446              25,126
Accrued liabilities                                                                      413,100             458,485
Accrued liabilities - affiliate                                                           37,424              16,254
Deferred rental income                                                                    49,772              47,997
                                                                                   -------------       -------------

         Total liabilities                                                             2,175,046           2,444,527
                                                                                   -------------       -------------


Partners' capital (deficit):
     General Partner                                                                  (2,719,440)         (2,713,854)
     Limited Partnership Interests
     (2,714,647 Units; initial purchase price of $25 each)                             8,239,757           8,345,896
                                                                                   -------------       -------------

         Total partners' capital                                                       5,520,317           5,632,042
                                                                                   -------------       -------------

         Total liabilities and partners' capital                                   $   7,695,363       $   8,076,569
                                                                                   -------------       -------------
                                                                                   -------------       -------------


                  The accompanying notes are an integral part
                          of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                1999                 1998
                                                           ---------------       -------------
Income:

     Lease revenue                                         $      708,129       $      782,442

     Interest income                                               38,418               32,064
                                                          ---------------       --------------

         Total income                                             746,547              814,506
                                                          ---------------       --------------


Expenses:

     Depreciation                                                 260,649               840,286

     Interest expense                                              38,797                56,803

     Equipment management fees - affiliate                         35,406                39,122

     Operating expenses - affiliate                               523,420               141,244
                                                          ---------------       ---------------

         Total expenses                                           858,272             1,077,455
                                                          ---------------       ---------------


Net loss                                                  $      (111,725)      $      (262,949)
                                                          ---------------       ---------------
                                                          ---------------       ---------------



Net loss per limited partnership unit                     $         (0.04)      $         (0.09)
                                                          ---------------       ---------------
                                                          ---------------       ---------------


                  The accompanying notes are an integral part
                          of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1999 and 1998

                                   (Unaudited)


                                                                                         1999               1998
                                                                                   ---------------       ------------
Cash flows from (used in) operating activities:
Net loss                                                                           $      (111,725)      $  (262,949)

Adjustments to reconcile net loss to net cash from operating activities:
         Depreciation                                                                      260,649           840,286

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                                   39,933            20,679
         Accounts receivable - affiliate                                                   (63,332)          129,538
         Other assets                                                                       82,002                --
     Increase (decrease) in:
         Accrued interest                                                                   (4,680)            2,695
         Accrued liabilities                                                               (45,385)             (530)
         Accrued liabilities - affiliate                                                    21,170            (7,990)
         Deferred rental income                                                              1,775           (90,628)
                                                                                   ---------------       ------------

              Net cash from operating activities                                           180,407            631,101
                                                                                   ---------------       -------------

Cash flows used in financing activities:
     Principal payments - notes payable                                                   (242,361)          (168,801)
                                                                                   ---------------       -------------

              Net cash used in financing activities                                       (242,361)          (168,801)
                                                                                   ---------------       -------------

Net increase (decrease) in cash and cash equivalents                                       (61,954)           462,300

Cash and cash equivalents at beginning of period                                         3,425,762          2,102,494
                                                                                   ---------------       ------------

Cash and cash equivalents at end of period                                         $     3,363,808       $  2,564,794
                                                                                   ---------------       ------------
                                                                                   ---------------       ------------


Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $        43,477       $     54,108
                                                                                   ---------------       ------------
                                                                                   ---------------       ------------


                  The accompanying notes are an integral part
                          of these financial statements.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements
                                 March 31, 1999
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1998 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1998 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1999 and December 31, 1998 and results of operations for the three month periods ended March 31, 1999 and 1998 have been made and are reflected.

NOTE 2 - CASH

     At March 31, 1999, the Partnership had $3,252,638 invested in federal agency discount notes and in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $1,190,319 are due as follows:


        For the year ending March 31, 2000    $  872,465
                                      2001       317,854
                                              ----------
                     Total                    $1,190,319
                                              ----------
                                              ----------

     In December 1998, the Partnership and the other affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $876,000 to the Partnership. The lease revenue from these lease extensions is included in the future minimum rents summary above.

NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at March 31, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 1999 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                        REMAINING
                                          LEASE
                                           TERM         EQUIPMENT
EQUIPMENT TYPE                           (MONTHS)        AT COST
--------------                          ---------      -----------
One Lockheed L-1011-100                       0        $16,644,138
One Boeing 727-208 ADV (ATA)                  0         12,928,710
One Boeing 727-251 ADV (Transmeridian)        0          9,732,714
Two McDonnell-Douglas MD-82 (Finnair)     10-25          4,157,280
Three Boeing 737-2H4 (Southwest)              9          1,919,500
                                                       -----------
                           Total equipment cost         45,382,342
                       Accumulated depreciation        (41,229,029)
                                                       -----------
     Equipment, net of accumulated depreciation        $ 4,153,313
                                                       -----------
                                                       -----------


     The costs of the two McDonnell-Douglas MD-82 aircraft and the three Boeing 737-2H4 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $6,077,000 and a net book value of approximately $4,153,000 at March 31, 1999. (See Note 6.)

     At March 31, 1999, the Partnership's Lockheed L-1011-100, Boeing 727-208 ADV and its Boeing 727-251 ADV were held for sale. Each of these aircraft were fully depreciated at March 31, 1999. See Note 7 to the financial statements presented in the Partnership's 1998 Annual Report for additional discussion regarding the Boeing 727-251 ADV aircraft and the Lockheed L-1011-100 aircraft. American Trans Air, Inc. ("ATA") has given the partnership notice of its intention to purchase the Partnership's Boeing 727-208 ADV aircraft for $3,109,500 in April 1999, pursuant to a purchase option contained in the lease agreement (see Note 8).

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three month periods ended March 31, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                            1999      1998
                                                          --------   --------
     Equipment management fees                            $ 35,406   $ 39,122
     Administrative charges                                 13,419     13,419
     Reimbursable operating expenses
         due to third parties                              510,001    127,825
                                                          --------   --------
                          Total                           $558,826   $180,366
                                                          --------   --------
                                                          --------   --------

                                      7

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 1999, the Partnership was owed $134,510 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in April 1999.

NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1999 consisted of installment notes payable to banks of $1,654,304. The installment notes are non-recourse, with interest rates ranging between 8.65% and 8.89% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035. All of the Partnership's installment notes payable mature during the year ending March 31, 2000. (See Note 8 regarding the extension of the maturity date of the Finnair indebtedness in April
1999). The carrying amount of notes payable approximates fair value at March 31, 1999.

NOTE 7 - LEGAL PROCEEDINGS

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the United States District Court for the Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned LEONARD ROSENBLUM, ET AL. V. EQUIS FINANCIAL GROUP LIMITED PARTNERSHIP, ET AL., in the Superior Court of the Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and superseded a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998 and was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order"). Prior to issuing a final order, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff class members in the Class Action Lawsuit will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing. Since first executing the Stipulation of Settlement, the Court has scheduled two fairness hearings, the first on December 11, 1998 and the second on March 19, 1999, each of
                                      8

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

which was postponed because of delays in finalizing certain information materials that are subject to regulatory review prior to being distributed to investors.

     On March 15, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 15, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. This revision is expected to expedite the settlement of one sub-class by the middle of 1999. However, the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class.

     Specifically, the settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate as a finance company specializing in the acquisition, financing and servicing of equipment leases for its own account and for the account of others on a contract basis. Newco also would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution referenced above in connection with the proposed Consolidation.

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting final settlements, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $76,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $256,000, all of which was also accrued and expensed by the Partnership in 1998.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permits the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     There can be no assurance that settlement of either sub-class of the Class Action Lawsuit will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that final settlements of each sub-class will be achieved. However, in the absence of final settlements approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following is an update to the Partnership's prior disclosure on Form 10-K for 1998:

ACTION INVOLVING TRANSMERIDIAN AIRLINES

     On October 11, 1996, Prime Air Inc. d/b/a Transmeridian Airlines (the "Plaintiff") filed an action in the 61st Judicial District Court of Harris County, Texas (the "Court") entitled PRIME AIR, INC. D/B/A TRANSMERIDIAN AIRLINES V. INVESTORS ASSET HOLDING CORP. ("IAHC"), AS TRUSTEE FOR AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP, PLM INTERNATIONAL ("PLM"), AND NAVCOM AVIATION, INC. (collectively, the "Defendants"). In that action, the Plaintiff claimed damages of more than $3 million for alleged breach of contract, fraud, civil conspiracy, tortious interference of business relations, negligent misrepresentation, negligence and gross negligence, and punitive damages against the Defendants in connection with Transmeridian's lease of a Boeing 727-251 ADV jet aircraft from the Partnership. On November 7, 1996, PLM removed the action to United States District Court for the Southern District of Texas. On February 14, 1997, the Defendants answered the Plaintiff's Complaint denying the allegations made therein and asserting various defenses.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

     On July 31, 1998, the Court granted IAHC's motion to strike Plaintiff's fraud and negligent misrepresentation claims due to failure to plead with particularity. Extensive discovery was conducted on the merits of Plaintiff's claims. The Plaintiff provided a revised expert report claiming actual damages of approximately $8.5 million and Plaintiff continued to seek punitive damages and both pre-judgment and post-judgment interest. On March 18, 1999, the Court entered summary judgment in favor of IAHC and PLM on all of the Plaintiff's claims. The Plaintiff subsequently filed a motion to alter or amend the judgment, or in the alternative, to certify the Court's Order for Interlocutory Appeal. On April 30, 1999, the Court declined to alter or amend its judgment and entered final judgment in favor of IAHC and PLM on all of the Plaintiff's claims. The Plaintiff has indicated its intention to appeal. The General Partner believes that the Plaintiff's claims are without merit and will continue to defend this action vigorously, in the event Plaintiff files an appeal. While there is no certainty as to the outcome of this litigation, the General Partner, in consultation with counsel, believes that the summary judgments granted will be upheld if appeal is taken by the Plaintiff. Therefore, the General Partner does not believe that the outcome of this litigation will adversely affect the Partnership's financial position.

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

NOTE 8 - SUBSEQUENT EVENTS

     On April 29, 1999, the Partnership and certain affiliated investment programs (collectively, the "Programs") entered into agreements with a third-party lender to extend the maturity date of the Programs' indebtedness related to the two aircraft leased to Finnair OY (the "Finnair Aircraft"). Under the existing loan agreements, the Programs had balloon payment obligations scheduled to mature in April 1999. Consistent with the extension terms of the lease agreements related to the Finnair Aircraft (see Note 3), the maturity dates of the indebtedness were extended to January 2000 and April 2001, respectively. The Partnership will have balloon payment obligations related to this indebtedness on the respective maturity dates of $499,815 and $133,261.

     On April 28, 1999, at the expiration of the aircraft's lease term, the Partnership sold its proportionate interest in a Boeing 727-208 ADV aircraft, previously leased to ATA, to the lessee for net proceeds of $3,109,500. The Partnership's interest in the aircraft was fully depreciated at March 31, 1999.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements, the collection of all rents due under the Partnership's lease agreements and remarketing of the Partnership's equipment.

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed substantially all of its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

     EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems would be Year 2000 compliant by the end of 1998.

     Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Partnership's results of operations, liquidity, or financial position. The Partnership's equipment leases were structured as triple net leases, meaning that the lessees are responsible for, among other things, (i) maintaining and servicing all equipment during the lease term, (ii) ensuring that all equipment functions properly and is returned in good condition, normal wear and tear excepted, and (iii) insuring the assets against casualty and other events of loss. Non-compliance with lease terms on the part of a lessee, including failure to address Year 2000 Issues could result in lost revenues and impairment of residual values of the Partnership's equipment assets under a worst-case scenario.

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

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft or sold. At March 31, 1999, the Partnership owned three aircraft and proportionate interests in five additional aircraft. Upon expiration of the current lease agreements, each aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2005.

RESULTS OF OPERATIONS

     For the three months ended March 31, 1999, the Partnership recognized lease revenue of $708,129 compared to $782,442 for the same period in 1998. The decrease in lease revenue from 1998 to 1999 is primarily the result of the sale in April 1998 of the Partnership's interest in a Lockheed L-1011-50 aircraft. During the three months ended March 31, 1998, the Partnership recognized lease revenue of approximately $116,000 related to this aircraft. See below for discussion of further variances in lease revenue between the respective periods. In the future, the Partnership's aggregate lease revenue is scheduled to decline due to the sale of aircraft and the expiration of the lease terms related to the Partnership's remaining aircraft.

     The three Boeing 737-2H4 aircraft (the "Southwest Aircraft") in which the Partnership holds a proportionate interest are currently on lease to Southwest Airlines, Inc. These leases are scheduled to expire on December 31, 1999 and provide lease revenue of $31,464 per month to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft (the "Finnair Aircraft"), in which the Partnership holds a proportionate interest, are currently on lease to Finnair OY. These leases were scheduled to expire on April 28, 1999 and generate lease revenue of $159,981 per quarter to the Partnership (see further discussion below).

     The Partnership's Boeing 727-251 Advanced aircraft is being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian") (see below for discussion regarding litigation related to this aircraft). The Partnership recognized lease revenue related to this aircraft of $210,000 and $223,333 for the three months ended March 31, 1999 and 1998, respectively (see further discussion below).

     The Partnership's Boeing 727-208 ADV aircraft is under a renewal agreement with American Trans Air, Inc. The Partnership recognized lease revenue of $245,533 and $190,500 from this aircraft for the three-months ended March 31, 1999 and 1998, respectively.

     At March 31, 1999, the Partnership held proportionate ownership interests in the Southwest Aircraft and the Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     Interest income for the three months ended March 31, 1999 was $38,418 compared to $32,064 for the same period in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     For the three months ended March 31, 1999 and 1998, the Partnership incurred interest expense of $38,797 and $56,803, respectively. Interest expense resulted from financing obtained from third-party lenders in connection with the acquisition of the Southwest Aircraft and the Finnair Aircraft. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were 5% of lease revenue during each of the periods ended March 31, 1999 and 1998.

     The ultimate realization of residual value for any aircraft will be dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. Accordingly, EFG will attempt to monitor changes in the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

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

     Operating expenses were $523,420 and $141,244 for the three months ended March 31, 1999 and 1998, respectively. The increase in operating expenses from 1998 to 1999 was primarily due to engine leasing costs of $246,000 incurred in 1999 related to the aircraft leased to Transmeridian (refer to Note 7 to the financial statements presented in the Partnership's 1998 Annual Report). In addition, in 1999 the Partnership incurred legal fees in connection with a separate litigation with Transmeridian (see Note 7 to the financial statements herein). Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $260,649 for the three months ended March 31, 1999, compared to $840,286 for the same period in 1998. Management fees were 5% of lease revenue during each of the periods ended March 31, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $180,407 and $631,101 for the three months ended March 31, 1999 and 1998, respectively. Future renewal, re-lease and aircraft sales activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of these aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     At March 31, 1999, the Partnership was due aggregate future minimum lease payments of $1,190,319 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,654,304 (see Note 6 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of aircraft sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     ATA has given the Partnership notice of its intention to purchase the Partnership's Boeing 727-208 Advanced aircraft for $3,109,500 in April 1999, pursuant to a purchase option contained in the lease agreement. This aircraft was fully depreciated at March 31, 1999 (see Note 8 to the financial statements).

     The Partnership's ability to remarket its Boeing 727-251 ADV aircraft leased by Transmeridian has been impeded by substantial damage caused to the airframe of this aircraft as the result of an on-ground accident at the airport in Caracas, Venezuela in October 1998. See Note 7 to the financial statements presented in the Partnership's 1998 Annual Report for details regarding legal action undertaken by the Partnership related to this situation.

     In December 1998, the Partnership and the other affiliated leasing programs owning interests in the Finnair Aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $876,000 to the Partnership (see Note 3 to the financial statements).

     In September 1998, Classic Airways Limited ("Classic") ceased paying rent to the Partnership with respect to the Lockheed L-1011-100 aircraft. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). The failure of Classic to pay such charges resulted in detention of the aircraft by the Airport Authorities. In addition, the Airport Authorities have continued to charge incremental ground fees and expenses to the aircraft and have grounded the aircraft pending collection of such amounts, which are approximately $284,000 in total. Under UK law, the Airport Authorities have the right not only to detain the aircraft, but to sell the aircraft at auction in order to satisfy their outstanding fees. Accordingly, it is anticipated that the Partnership will be required to pay at least a portion of the airport charges in order to recover the aircraft. The General Partner has engaged counsel to represent the Partnership's interests in the UK and; presently, counsel is negotiating with the Airport Authorities to resolve the issue of the unpaid charges so that the aircraft can be flown to the United States or otherwise remarketed. The parties have not executed a final settlement agreement; however, the Airport Authorities have indicated a willingness to reach a compromise. Based upon recent discussions, the Partnership accrued and expensed approximately $167,000 to cover the cost of settling the airport charges, all of which was recorded in 1998. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written-off as uncollectible in 1998. The General Partner does not expect that any funds are likely to be recovered from Classic in connection with this matter.

     The Partnership obtained long-term financing in connection with the Southwest Aircraft and the Finnair Aircraft. The repayments of principal related to such indebtedness are reported as a component of financing activities. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, a portion or all of the rental payment will be used to repay principal and interest. The Partnership also has a balloon payment obligation at the expiration of the primary lease term related to the Finnair Aircraft of $1,411,035 (see Note 8 to the financial statements regarding the extension of the maturity date of the Finnair indebtedness in April 1999).

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively, they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes two Stage 2 aircraft as well as proportionate ownership interests in three Stage 2 aircraft. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 727s and Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the remarketing of these aircraft and risk their disposal at a depressed value at a time when a better economic return would be realized from refurbishing the aircraft and re-leasing them to another user. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to declare any distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. No distributions were declared in either of the three months ended March 31, 1999 or 1998.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, if any. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a negative tax capital account balance of approximately $828,000.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, aircraft refurbishment requirements (discussed above), the ability of EFG to manage and remarket the Partnership's aircraft, and many other events and circumstances, that could enhance or detract from individual aircraft yields and the collective performance of the Partnership's aircraft portfolio. However, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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


                Date:    MAY 14, 1999



                By:      /s/  GARY ROMANO
                         ----------------
                         Gary M. Romano
                         Clerk of AFG Aircraft Management Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                Date:    MAY 14, 1999