Form 10-Q
period 1999-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-08-13
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      JUNE 30, 1999
                               ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________  to ___________________________

                               ________________

For Quarter Ended June 30, 1999                     Commission File No. 0-19137


                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MASSACHUSETTS                                    04-3057290
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                   identification No.)

88 BROAD STREET, BOSTON, MA                      02110
-------------------------------                  ------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /  / No /  /

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX


                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at June 30, 1999 and December 31, 1998                                 3

         Statement of Operations
              for the three and six months ended June 30, 1999 and 1998              4

         Statement of Cash Flows
              for the six months ended June 30, 1999 and 1998                        5

         Notes to the Financial Statements                                        6-12


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                13-18


PART II. OTHER INFORMATION:

     Items 1 - 6                                                                    19


                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                                   June 30,            December 31,
                                                                     1999                  1998
                                                                ------------          -------------
ASSETS

Cash and cash equivalents                                       $  6,313,774          $  3,425,762

Rents receivable                                                      31,464                39,933

Accounts receivable - affiliate                                       71,010                71,178

Other assets                                                          82,000               125,734

Equipment at cost, net of accumulated depreciation of
   $28,454,694 and $40,968,380 at June 30, 1999
   and December 31, 1998, respectively                             3,998,938             4,413,962
                                                                ------------          -------------
       Total assets                                             $ 10,497,186          $  8,076,569
                                                                ------------          -------------
                                                                ------------          -------------

LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                                   $  1,466,338          $  1,896,665
Accrued interest                                                      18,566                25,126
Accrued liabilities                                                  436,445               458,485
Accrued liabilities - affiliate                                       88,397                16,254
Deferred rental income                                                51,380                47,997
                                                                ------------          -------------

       Total liabilities                                           2,061,126             2,444,527
                                                                ------------          -------------

Partners' capital (deficit):
  General Partner                                                 (2,573,653)           (2,713,854)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)           11,009,713             8,345,896
                                                                ------------          -------------

       Total partners' capital                                     8,436,060             5,632,042
                                                                ------------          -------------
       Total liabilities and partners' capital                  $ 10,497,186          $  8,076,569
                                                                ------------          -------------
                                                                ------------          -------------



                   The accompanying notes are an integral part
                          of these financial statements

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1999 and 1998

                                   (Unaudited)



                                                       Three Months                         Six Months
                                                      Ended June 30,                      Ended June 30,
                                                   1999             1998              1999              1998
                                               -----------      -----------       -----------      -----------
Income:


    Lease revenue                              $   482,218      $   937,552       $ 1,190,347      $ 1,719,994

    Interest income                                 59,656           35,911            98,074           67,975

    Gain on sale of equipment                    3,109,500          127,265         3,109,500          127,265
                                               -----------      -----------       -----------      -----------

        Total income                             3,651,374        1,100,728         4,397,921        1,915,234
                                               -----------      -----------       -----------      -----------


Expenses:

    Depreciation                                   154,375          768,736           415,024        1,609,022

    Interest expense                                32,536           52,434            71,333          109,237

    Equipment management fees - affiliate           24,111           46,878            59,517           86,000

    Operating expenses - affiliate                 524,609          655,246         1,048,029          796,490
                                               -----------      -----------       -----------      -----------

        Total expenses                             735,631        1,523,294         1,593,903        2,600,749
                                               -----------      -----------       -----------      -----------


Net income (loss)                              $ 2,915,743      $  (422,566)      $ 2,804,018      $  (685,515)
                                               -----------      -----------       -----------      -----------
                                               -----------      -----------       -----------      -----------
Net income (loss)
   per limited partnership unit                $      1.02      $     (0.15)      $      0.98      $     (0.24)
                                               -----------      -----------       -----------      -----------
                                               -----------      -----------       -----------      -----------


                     The accompanying notes are an integral
                       part of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1999 and 1998

                                   (Unaudited)


                                                                    1999                   1998
                                                                ------------          ------------

Cash flows from (used in) operating activities:

Net income (loss)                                               $  2,804,018          $   (685,515)

Adjustments to reconcile net income (loss) to net
  cash from operating activities:
        Depreciation                                                 415,024             1,609,022
        Gain on sale of equipment                                 (3,109,500)             (127,265)

Changes in assets and liabilities Decrease (increase) in:
        Rents receivable                                               8,469                (6,834)
        Accounts receivable - affiliate                                  168                91,188
        Other assets                                                  43,734                  --
    Increase (decrease) in:
        Accrued interest                                              (6,560)                4,357
        Accrued liabilities                                          (22,040)              316,414
        Accrued liabilities - affiliate                               72,143                15,324
        Deferred rental income                                         3,383               (90,628)
                                                                ------------          ------------

           Net cash from operating activities                        208,839             1,126,063
                                                                ------------          ------------

Cash flows from investing activities:
    Proceeds from equipment sales                                  3,109,500               553,699
                                                                ------------          ------------

           Net cash from investing activities                      3,109,500               553,699
                                                                ------------          ------------

Cash flows used in financing activities:
    Principal payments - notes payable                              (430,327)             (340,937)
                                                                ------------          ------------

           Net cash used in financing activities                    (430,327)             (340,937)
                                                                ------------          ------------

Net increase in cash and cash equivalents                          2,888,012             1,338,825

Cash and cash equivalents at beginning of period                   3,425,762             2,102,494
                                                                ------------          ------------

Cash and cash equivalents at end of period                      $  6,313,774          $  3,441,319
                                                                ------------          ------------
                                                                ------------          ------------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                    $     77,893          $    104,880
                                                                ------------          ------------
                                                                ------------          ------------



                     The accompanying notes are an integral
                       part of these financial statements.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements
                                  June 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1999 and December 31, 1998 and results of operations for the three and six month periods ended June 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At June 30, 1999, the Partnership had $6,200,136 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $936,474 are due as follows:


        For the year ending June 30, 2000       $      698,083
                                     2001              238,391
                                                --------------
                                    Total       $      936,474
                                                --------------
                                                --------------

     In December 1998, the Partnership and certain affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $876,000 to the Partnership over the terms of the leases.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at June 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1999 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG") the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


                                                                  Remaining
                                                                    Lease
                                                                    Term                       Equipment
                 Equipment Type                                    (Months)                     At Cost
-----------------------------------------------                   ----------                ---------------

One Lockheed L-1011-100                                               0                     $    16,644,138
One Boeing 727-251 ADV (Transmeridian)                                0                           9,732,714
Two McDonnell-Douglas MD-82 (Finnair)                              7-22                           4,157,280
Three Boeing 737-2H4 (Southwest)                                      6                           1,919,500
                                                                                            ---------------

                                                   Total equipment cost                          32,453,632

                                               Accumulated depreciation                         (28,454,694)
                                                                                            ---------------
                             Equipment, net of accumulated depreciation                     $     3,998,938
                                                                                            ---------------
                                                                                            ---------------

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

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of $6,076,780 and a net book value of $3,998,938 at June 30, 1999 (see Note 6).

     At June 30, 1999, the Partnership's Boeing 727-251 ADV jet aircraft was held for sale. The Partnership's Lockheed L-1011-100 jet aircraft was being detained in the United Kingdom as a result of the lessee's failure to pay various airport ground fees. Each of these aircraft was fully depreciated at June 30, 1999. See Note 7 for additional discussion regarding each aircraft.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the six month periods ended June 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                                     1999                  1998
                                                               -------------         -------------

     Equipment management fees                                  $     59,517          $     86,000
     Administrative charges                                           46,517                26,838
     Reimbursable operating expenses
         due to third parties                                      1,001,512               769,652
                                                                ------------          ------------

                                     Total                      $  1,107,546          $    882,490
                                                                ------------          ------------
                                                                ------------          ------------

     All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30,

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)


1999, the Partnership was owed $71,010 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the six months ended June 30, 1999 include adjustments for 1998 actual costs of approximately $13,000 and $10,000, respectively.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1999 consisted of installment notes payable to banks of $1,466,338. The installment notes are non-recourse, with interest rates ranging between 8.09% and 8.65% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has balloon payment obligations at the expiration of the renewal lease terms related to the aircraft on lease to Finnair OY of $499,815 and $133,261. This indebtedness matures in January 2000 and April 2001, respectively. The carrying amount of notes payable approximates fair value at June 30, 1999.

     The annual maturities of the installment notes payable are as follows:


     For the year ending June 30, 2000                $    1,114,582
                                  2001                       351,756
                                                      --------------
                                 Total                $    1,466,338
                                                      --------------
                                                      --------------


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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

"Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divides the Class Action Lawsuit into two separate sub-classes that can be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), is expected to remain pending for a longer period due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     In the absence of the Court's authorization to enter into such activities, the Partnership's Restated Agreement, as amended, would not permit new investment activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Accordingly, to the extent that the Partnership invests in new equipment, the Manager (being EFG) will (i) defer, until the earlier of the effective date of the Consolidation or December 31, 1999, any acquisition fees resulting therefrom and (ii) limit its management fees on all such assets to 2% of rental income. In the event that the Consolidation is consummated, all such acquisition and

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

management fees will be paid to Newco. To the extent that the Partnership invests in other business activities not consisting of equipment acquisitions, the Manager will forego any acquisition fees and management fees related to such investments. In the event that the Partnership has acquired new investments, but the Partnership does not participate in the Consolidation, Newco will acquire such new investments for an amount equal to the Partnership's net equity investment plus an annualized return thereon of 7.5%. Finally, in the event that the Partnership has acquired new investments and the Consolidation is not effected, the General Partner will use its best efforts to divest all such new investments in an orderly and timely fashion and the Manager will cancel or return to the Partnership any acquisition or management fees resulting from such new investments. To date, the General Partner has not authorized new investment activities involving the Partnership.

     The Amended Stipulation and previous Stipulation of Settlement prescribe certain conditions necessary to effecting a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit is estimated to be approximately $76,000 all of which was accrued and expensed by the Partnership in 1998. In addition, the Partnership's share of fees and expenses related to the proposed Consolidation is estimated to be approximately $256,000, all of which also was accrued and expensed by the Partnership in 1998.

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

     There can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. The General Partner and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. Refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a description of these matters. The following are updates to the Partnership's prior disclosures on Form 10-K for 1998:

FIRST ACTION INVOLVING TRANSMERIDIAN AIRLINES

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

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

from the Partnership. On November 7, 1996, PLM removed the action to United States District Court for the Southern District of Texas. On February 14, 1997, the Defendants answered the Plaintiff's Complaint denying the allegations made therein and asserting various defenses.

     On July 31, 1998, the Court granted IAHC's motion to strike Plaintiff's fraud and negligent misrepresentation claims due to failure to plead with particularity. Extensive discovery was conducted on the merits of Plaintiff's claims. The Plaintiff provided a revised expert report claiming actual damages of approximately $8.5 million and Plaintiff continued to seek punitive damages and both pre-judgment and post-judgment interest. On March 18, 1999, the Court entered summary judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff subsequently filed a motion to alter or amend the judgment, or in the alternative, to certify the Court's Order for Interlocutory Appeal. On April 30, 1999, the Court declined to alter or amend its judgment and entered final judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff has filed a notice of appeal and Plaintiff's brief is due to be filed in the Court of Appeals by August 27, 1999. The General Partner believes that the Plaintiff's claims are without merit and will continue to defend this action vigorously. While there is no certainty as to the outcome of this litigation, the General Partner, in consultation with counsel, believes that there is a reasonable basis to believe that the summary judgments already granted will be upheld under appeal. Therefore, the General Partner does not believe that the outcome of this litigation will adversely affect the Partnership's financial position.

SECOND ACTION INVOLVING TRANSMERIDIAN AIRLINES

     On November 9, 1998, Investors Asset Holding Corp., as Trustee for the Partnership (the "Plaintiff"), filed an action in Superior Court of the Commonwealth of Massachusetts in Suffolk County against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations, asserting various causes of action for declaratory judgment and breach of contract. The action subsequently was removed to United States District Court for the District of Massachusetts. The Plaintiff has filed an Amended Complaint asserting claims for breaches of contract and covenant of good faith and fair dealing against Transmeridian and breach of guaranty against Apple Vacations.

     In October 1998, an aircraft leased by Transmeridian (being the same aircraft in the above-referenced "First action involving Transmeridian Airlines") was damaged in an on-ground accident at the Caracas, Venezuela airport. The aircraft currently is undergoing repairs at a repair facility in Louisiana. The cost to repair the aircraft is estimated to be at least $350,000. In addition, the Partnership has had to lease two substitute engines at a cost of $82,000 per month. During the six months ended June 30, 1999, the Partnership incurred total engine lease costs of $492,000. This was partially offset by lease rents paid by Transmeridian of $420,000 during the same period. The Plaintiff alleges that Transmeridian, among other things, has impeded the Partnership's ability to terminate the two engine lease contracts between the Partnership and a third party. The Plaintiff intends to pursue insurance coverage and also to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease and is seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. Discovery is ongoing and a trial date has been tentatively scheduled for April 17, 2000. The General Partner plans to vigorously pursue this action; however, it is too early to predict the Plaintiff's likelihood of success.

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

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)

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

ACTION INVOLVING CLASSIC AIRWAYS LIMITED

     In August 1998, a lessee of the Partnership, Classic Airways Limited ("Classic"), ceased paying rent to the Partnership with respect to an L-1011-100 aircraft. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). The failure of Classic to pay such charges resulted in detention of the aircraft by the Airport Authorities. In addition, BAA plc has continued to charge incremental ground fees and expenses to the aircraft and has continued to detain the aircraft pending collection of such amounts, which totaled approximately $1,500,000 at June 30, 1999. Under UK law, the Airport Authorities have the right not only to detain the aircraft, but to sell the aircraft at auction in order to satisfy their outstanding fees. The General Partner engaged counsel to represent the Partnership's interests in the UK and initially had hoped to reach a settlement with the Airport Authorities. After extensive litigation and failed negotiations, BAA plc obtained a judgment from UK Court entitling it to sell the aircraft to satisfy the unpaid charges. At this time, the total amount of such charges exceeds the anticipated value of the aircraft to BAA plc, if it were to sell the aircraft at auction. Although BAA plc has custody of the aircraft, the Partnership holds the aircraft's records, without which the aircraft has only limited market value. Based upon prior negotiations, the Partnership had accrued and expensed approximately $167,000 to cover the cost of settling the airport charges, all of which was recorded in the fourth quarter of 1998. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written-off as uncollectible in the third quarter of 1998. At this time, the General Partner does not believe that the Partnership's best economic interests would be served by paying the accumulated ground fees to the Airport Authorities because such fees are greater than the aircraft's expected market value. The consequence of this position is that BAA plc may sell the aircraft at auction in order to recover a portion of its fees. This aircraft was fully depreciated at June 30, 1999. The General Partner does not expect that any funds are likely to be recovered from Classic in connection with this matter.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements and the remarketing of the Partnership's equipment.

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

     EFG's primary information software was coded by a third party at the point of original design to use a four-digit field to identify calendar year. All of the Partnership's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and have required only minor modifications to function properly with respect to dates in the year 2000 and thereafter. EFG understands that each of its and the Partnership's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried indicated that their systems would be Year 2000 compliant by the end of 1998.

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

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At June 30, 1999, the Partnership owned two aircraft and proportionate interests in five additional aircraft. Upon expiration of the current lease agreements, the aircraft will be re-leased or sold depending on prevailing market conditions and the assessment of such conditions by EFG to obtain the most advantageous economic benefit. See below for discussion related to the detention of one of the Partnership's aircraft in the United Kingdom. In addition, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2005.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1999, the Partnership recognized lease revenue of $482,218 and $1,190,347, respectively, compared to $937,552 and $1,719,994 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 was due primarily to the non-payment of rents by the lessee of the Partnership's Lockheed L-1011-100 aircraft and that lessee's subsequent liquidation (see discussion below), the sale of the Partnership's Boeing 727-208 ADV aircraft in April 1999, and the sale of the Partnership's interest in a Lockheed L-1011-50 aircraft in April 1998. In the future, the Partnership's aggregate lease revenue is scheduled to decline due to the expiration of the lease terms related to the Partnership's remaining aircraft and the ultimate sale of its aircraft.

     In April 1999, the Partnership sold its Boeing 727-208 ADV aircraft, previously leased to American Trans Air, Inc. ("ATA"), to the lessee for net proceeds of $3,109,500. The aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $3,109,500. The Partnership recognized lease revenue of approximately $246,000 and $381,000 related to this aircraft for the six months ended June 30, 1999 and 1998, respectively.

     In August 1998, Classic Airways Limited ("Classic") ceased paying rent with respect to the Partnership's Lockheed L-1011-100 jet aircraft. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation (see further discussion below). The Partnership earned lease revenue in the amount of approximately $240,000 related to this aircraft during the six months ended June 30, 1998.

     In April 1998, the Partnership sold its proportionate interest in a Lockheed L-1011-50 aircraft to Aer Lease Limited ("Aer Lease") for net proceeds of $553,699. The Partnership's interest in the aircraft had a net book value of $426,434 at the time of disposal, resulting in a net gain for financial statement purposes, of $127,265. The Partnership recognized aggregate lease revenue of approximately $159,000 related to this aircraft during the six months ended June 30, 1998.

     The three Boeing 737-2H4 aircraft in which the Partnership holds a proportionate ownership interest are currently on lease to Southwest Airlines, Inc. (the "Southwest Aircraft"). These leases are scheduled to expire in December 1999 and collectively provide lease revenue of $94,392 per quarter to the Partnership. Additionally, the two McDonnell-Douglas MD-82 aircraft in which the Partnership holds a proportionate interest are currently on lease to Finnair OY (the "Finnair Aircraft"). These leases, which were renewed upon the expiration of the primary lease terms in April 1999, are now scheduled to expire in January 2000 and April 2001 and generate lease revenue of $79,990 and $79,464 per quarter to the Partnership, respectively.

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 (see below) and is being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). Currently, this lease generates lease revenue of $210,000 per quarter to the Partnership.

     At June 30, 1999, the Partnership held proportionate ownership interests in the Southwest Aircraft and the Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

     Interest income for the three and six months ended June 30, 1999 was $59,656 and $98,074, respectively, compared to $35,911 and $67,975 for the same periods in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and six months ended June 30, 1999, the Partnership incurred interest expense of $32,536 and $71,333, respectively, compared to $52,434 and $109,237 for the same periods in 1998. Interest expense resulted from financing obtained from third-party lenders in connection with the acquisition of the Southwest Aircraft and the Finnair Aircraft. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     The ultimate realization of residual value for any aircraft will be dependent upon many factors, including EFG's ability to sell and re-lease the aircraft. Changes in market conditions, industry trends, technological advances, and other events could converge to enhance or detract from asset values at any given time. EFG attempts to monitor these changes and the airline industry in order to identify opportunities which may be advantageous to the Partnership and which will maximize total cash returns for each aircraft.

     The total economic value realized for each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

     Operating expenses were $524,609 and $1,048,029 for the three and six months ended June 30, 1999, respectively, compared to $655,246 and $796,490 for the same periods in 1998. Operating expenses in 1999 include engine leasing costs of $492,000 incurred related to the aircraft leased to Transmeridian and legal costs related to the Partnership's ongoing litigation (refer to Note 7 to the financial statements). In 1999, operating expenses also include an adjustment for 1998 actual administrative charges and third party costs of approximately $23,000. During 1998, the Partnership accrued $332,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $154,375 and $415,024 for the three and six months ended June 30, 1999 compared to $768,736 and $1,609,022 for the same periods in 1998. Management fees were 5% of lease revenue during each of the three and six month periods ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an aircraft equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


operating costs. Operating activities generated net cash inflows of $208,839 and $1,126,063 for the six months ended June 30, 1999 and 1998, respectively. Future renewal, re-lease and aircraft sales activities will continue to cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may incur increased costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. In 1999, the Partnership received sales proceeds of $3,109,500 related to the Partnership's Boeing 727-208 ADV aircraft formerly leased to ATA. For the six months ended June 30, 1998, the Partnership realized net cash proceeds of $553,699 from the sale of the Partnership's interest in an L-1011-50 aircraft. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At June 30, 1999, the Partnership was due aggregate future minimum lease payments of $936,474 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,466,338 (see Note 6 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of aircraft sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     The Partnership's ability to remarket its Boeing 727-251 ADV aircraft leased by Transmeridian has been impeded by damage caused to the airframe of this aircraft as the result of an on-ground accident at the airport in Caracas, Venezuela in October 1998. See Note 7 to the financial statements for details regarding legal action undertaken by the Partnership related to this situation.

     In August 1998, Classic, which leased the Partnership's L-1011-100 aircraft, ceased paying rent. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). The failure of Classic to pay such charges resulted in detention of the aircraft by the Airport Authorities. In addition, BAA plc has continued to charge incremental ground fees and expenses to the aircraft and has continued to detain the aircraft pending collection of such amounts, which totaled approximately $1,500,000 at June 30, 1999. Under UK law, the Airport Authorities have the right not only to detain the aircraft, but to sell the aircraft at auction in order to satisfy their outstanding fees. The General Partner engaged counsel to represent the Partnership's interests in the UK and initially had hoped to reach a settlement with the Airport Authorities. After extensive litigation and failed negotiations, BAA plc obtained a judgment from UK Court entitling it to sell the aircraft to satisfy the unpaid charges. At this time, the total amount of such charges exceeds the anticipated value of the aircraft to BAA plc, if it were to sell the aircraft at auction. Although BAA plc has custody of the aircraft, the Partnership holds the aircraft's records, without which the aircraft has only limited market value. Based upon prior negotiations, the Partnership had accrued and expensed approximately

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


$167,000 to cover the cost of settling the airport charges, all of which was recorded in the fourth quarter of 1998. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written-off as uncollectible in the third quarter of 1998. At this time, the General Partner does not believe that the Partnership's best economic interests would be served by paying the accumulated ground fees to the Airport Authorities because such fees are greater than the aircraft's expected market value. The consequence of this position is that BAA plc may sell the aircraft at auction in order to recover a portion of its fees. This aircraft was fully depreciated at June 30, 1999. The General Partner does not expect that any funds are likely to be recovered from Classic in connection with this matter.

     The Partnership obtained long-term financing in connection with the Southwest Aircraft and the Finnair Aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period. As rental payments are collected, they are used to repay principal and interest.

     In December 1998, the Partnership and certain affiliated investment programs owning interests in two McDonnell Douglas MD-82 aircraft (collectively, the "Programs") entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively. In aggregate, these lease extensions will provide additional lease revenue of approximately $876,000 to the Partnership over the terms of the leases.

     On April 29, 1999, the Programs entered into agreements with a third-party lender to extend the maturity dates of the Programs' indebtedness related to the Finnair Aircraft. Consistent with the extension terms of the lease agreements related to the Finnair Aircraft discussed above, the maturity dates of the indebtedness were extended to January 2000 and April 2001, respectively. The Partnership has balloon payment obligations of $499,815 and $133,261 related to this indebtedness that is due on the respective maturity dates.

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively, they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes one Stage 2 aircraft as well as proportionate ownership interests in three other Stage 2 aircraft. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 727s and Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its aircraft with hush-kits, insufficient liquidity could jeopardize the remarketing of these aircraft and risk their disposal at a depressed value at a time when a better economic return would be realized from refurbishing the aircraft and re-leasing them to another user. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to reinstate distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     Cash distributions paid to the Recognized Owners consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each aircraft at its disposal date. No distributions were declared for either of the six months ended June 30, 1999 or 1998.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences. Such items consist of the cumulative difference between income or loss for tax purposes and financial statement income or loss and the difference between distributions (declared vs. paid) for income tax and financial reporting purposes, if any. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a negative tax capital account balance of approximately $828,000.

     The future liquidity of the Partnership will be influenced by, among other factors, prospective market conditions, aircraft refurbishment requirements, the ability of EFG to manage and remarket the Partnership's aircraft, and many other events and circumstances, that could enhance or detract from individual aircraft yields and the collective performance of the Partnership's aircraft portfolio. However, the outcome of the Class Action Lawsuit described in Note 7 to the accompanying financial statements will be the principal factor in determining the future of the Partnership's operations.

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



                           AIRFUND II International Limited Partnership


                       By: AFG Aircraft Management Corporation, a Massachusetts corporation and the
                                General Partner of the Registrant.


                       By:      /s/  Michael J. Butterfield
                                -----------------------------------------------
                                Michael J. Butterfield
                                Treasurer of AFG Aircraft Management Corporation (Duly Authorized Officer and
                                Principal Accounting Officer)


                       Date:    August 13, 1999
                                -----------------------------------------------


                       By:      /s/  Gary Romano
                                -----------------------------------------------
                                Gary M. Romano
                                Clerk of AFG Aircraft Management Corporation
                                (Duly Authorized Officer and
                                Principal Financial Officer)


                       Date:    August 13, 1999
                                -----------------------------------------------