Form 10-Q
period 1999-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 1999-11-12
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended      SEPTEMBER 30, 1999
                                    ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              -------------------------    ---------------------



For Quarter Ended September 30, 1999              Commission File No. 0-19137


                  AIRFUND II International Limited Partnership
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                                 04-3057290
-----------------------------------                          ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              identification No.)



88 Broad Street, Boston, MA                                  02110
-----------------------------------                          ------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800
                                                       ---------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No
                                             -----        -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No______

                  AIRFUND II International Limited Partnership

                                    FORM 10-Q

                                      INDEX

                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

         Statement of Financial Position
              at September 30, 1999 and December 31, 1998                          3

         Statement of Operations
              for the three and nine months ended September 30, 1999 and 1998      4

         Statement of Cash Flows
              for the nine months ended September 30, 1999 and 1998                5

         Notes to the Financial Statements                                      6-12


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              13-18


PART II. OTHER INFORMATION:

     Items 1 - 6                                                                  19


                  AIRFUND II International Limited Partnership

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)


                                                         September 30,      December 31,
                                                             1999               1998
                                                          ------------    ------------
ASSETS

Cash and cash equivalents                                 $  6,147,442    $  3,425,762

Rents receivable                                                62,928          39,933

Accounts receivable - affiliate                                     --          71,178

Other assets                                                    82,000         125,734

Equipment at cost, net of accumulated depreciation of
   $28,610,333 and $40,968,380 at September 30, 1999
   and December 31, 1998, respectively                       3,843,299       4,413,962
                                                          ------------    ------------

       Total assets                                       $ 10,135,669    $  8,076,569
                                                          ============    ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                             $  1,273,491    $  1,896,665
Accrued interest                                                16,106          25,126
Accrued liabilities                                            364,624         458,485
Accrued liabilities - affiliate                                136,237          16,254
Deferred rental income                                          51,380          47,997
                                                          ------------    ------------

       Total liabilities                                     1,841,838       2,444,527
                                                          ------------    ------------

Partners' capital (deficit):
  General Partner                                           (2,580,765)     (2,713,854)
  Limited Partnership Interests
  (2,714,647 Units; initial purchase price of $25 each)     10,874,596       8,345,896
                                                          ------------    ------------

       Total partners' capital                               8,293,831       5,632,042
                                                          ------------    ------------

       Total liabilities and partners' capital            $ 10,135,669    $  8,076,569
                                                          ============    ============


                   The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)



                                                         Three Months              Nine Months
                                                      Ended September 30,       Ended September 30,
                                                   1999           1998          1999           1998
                                                -----------    -----------   -----------    -----------
Income:

    Lease revenue                              $   393,846    $   737,647    $ 1,584,193   $ 2,457,641

    Interest income                                 87,871         49,992        185,945       117,967

    Gain on sale of equipment                           --             --      3,109,500       127,265
                                                  --------    -----------    -----------   -----------

        Total income                               481,717        787,639      4,879,638     2,702,873
                                                  --------    -----------    -----------   -----------


Expenses:

    Depreciation                                   155,639        768,387        570,663     2,377,409

    Interest expense                                27,061         47,996         98,394       157,233

    Equipment management fees - affiliate           19,693         36,882         79,210       122,882

    Operating expenses - affiliate                 421,553        617,389      1,469,582     1,413,879
                                                  --------    -----------    -----------   -----------

        Total expenses                             623,946      1,470,654      2,217,849     4,071,403
                                                  --------    -----------    -----------   -----------


Net income (loss)                               $ (142,229)    $ (683,015)   $ 2,661,789  $ (1,368,530)
                                                ==========     ==========    ===========  ============


Net income (loss)
   per limited partnership unit                     (0.05)   $     (0.24)  $      0.93    $     (0.48)
                                                ==========     ==========    ===========  ============


                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)

                                                                           1999           1998
                                                                        -----------    -----------
Cash flows from (used in) operating activities:
Net income (loss)                                                       $ 2,661,789    $(1,368,530)

Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation                                                        570,663      2,377,409
        Gain on sale of equipment                                        (3,109,500)      (127,265)

Changes in assets and liabilities
    Decrease (increase) in:
        Rents receivable                                                    (22,995)       (21,479)
        Accounts receivable - affiliate                                      71,178        240,681
        Other assets                                                         43,734             --
    Increase (decrease) in:
        Accrued interest                                                     (9,020)        (2,049)
        Accrued liabilities                                                 (93,861)       395,750
        Accrued liabilities - affiliate                                     119,983         25,994
        Deferred rental income                                                3,383       (117,293)
                                                                        -----------    -----------

           Net cash from operating activities                               235,354      1,403,218
                                                                        -----------    -----------

Cash flows from investing activities:
    Proceeds from equipment sale                                          3,109,500        553,698
                                                                        -----------    -----------

           Net cash from investing activities                             3,109,500        553,698
                                                                        -----------    -----------

Cash flows used in financing activities:
    Principal payments - notes payable                                     (623,174)      (572,373)
                                                                        -----------    -----------

           Net cash used in financing activities                           (623,174)      (572,373)
                                                                        -----------    -----------

Net increase in cash and cash equivalents                                 2,721,680      1,384,543

Cash and cash equivalents at beginning of period                          3,425,762      2,102,494
                                                                        -----------    -----------

Cash and cash equivalents at end of period                              $ 6,147,442    $ 3,487,037
                                                                        ===========    ===========


Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                            $   107,414    $   159,282
                                                                        ===========    ===========


                  The accompanying notes are an integral part
                         of these financial statements.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine month periods ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH AND CASH EQUIVALENTS

     At September 30, 1999, AIRFUND II International Limited Partnership (the "Partnership") had $6,033,969 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Partnership monthly and quarterly and no significant amounts are calculated on factors other than the passage of time. All leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $682,627 are due as follows:

     For the year ending September 30, 2000             $    523,700
                                       2001                  158,927
                                                         -----------

                                      Total             $    682,627
                                                         ===========


     In December 1998, the Partnership and certain affiliated leasing programs owning interests in two McDonnell Douglas MD-82 aircraft entered into lease extension agreements with Finnair OY. The lease extensions, effective upon the expiration of the existing primary lease terms on April 28, 1999, extended the leases for nine months and two years, respectively.


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Partnership at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II International Limited Partnership

                        Notes to the Financial Statements

                                   (Continued)



                                                  Remaining
                                                    Lease
                                                     Term        Equipment
           Equipment Type                          (Months)       At Cost
-------------------------------------             --------     ------------
One Lockheed L-1011-100                                0       $ 16,644,138
One Boeing 727-251 ADV (Transmeridian)                 0          9,732,714
Two McDonnell-Douglas MD-82 (Finnair)               4-19          4,157,280
Three Boeing 737-2H4 (Southwest)                       3          1,919,500
                                                                 ----------

                                      Total equipment cost       32,453,632

                                  Accumulated depreciation      (28,610,333)
                                                                 ----------
                Equipment, net of accumulated depreciation     $  3,843,299
                                                                 ==========



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

     Certain of the equipment and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of $6,076,780 and a net book value of $3,843,299 at September 30, 1999 (see Note 6).

     At September 30, 1999, the Partnership's Boeing 727-251 ADV jet aircraft was held for sale. The Partnership's Lockheed L-1011-100 jet aircraft was being detained in the United Kingdom as a result of a previous lessee's failure to pay various airport ground fees. Each of these aircraft was fully depreciated at September 30, 1999. See Note 7 for additional discussion regarding each aircraft.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:



                                           1999         1998
                                        ----------   ----------
Equipment management fees               $   79,210   $  122,882
Administrative charges                      59,108       40,257
Reimbursable operating expenses
    due to third parties                 1,410,474    1,373,622
                                        ----------   ----------

                          Total         $1,548,792   $1,536,761
                                        ==========   ==========


     All rents and proceeds from the sale of equipment are paid directly to EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership.

                  AIRFUND II International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), for persons employed by EFG who are engaged in providing administrative services to the Partnership. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $13,000 and $10,000, respectively.


NOTE 6 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of installment notes payable to banks of $1,273,491. The installment notes are non-recourse, with interest rates ranging between 8.09% and 8.65% and are collateralized by the equipment and assignment of the related lease payments. All of the notes were originated in connection with the Southwest Aircraft and the Finnair Aircraft. The installment notes related to the Southwest Aircraft will be fully amortized by noncancellable rents. The Partnership has balloon payment obligations at the expiration of the renewal lease terms related to the aircraft on lease to Finnair OY of $499,815 and $133,261. This indebtedness matures in January 2000 and April 2001, respectively. The carrying amount of notes payable approximates fair value at September 30, 1999.

The annual maturities of the installment notes payable are as follows:

     For the year ending September 30, 2000               $  993,965
                                       2001                  279,526
                                                          ----------

                                      Total               $1,273,491
                                                          ==========


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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order".

                  AIRFUND II International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remains pending due, in part, to the complexity of the proposed settlement pertaining to this class. Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing.

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

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provides, among other things, that commencing March 22, 1999, the Exchange Partnerships may collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believe to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations, including that the Exchange Partnerships retain sufficient cash balances to pay their respective shares of the cash distribution that is part of the proposed settlement and Consolidation.

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

                  AIRFUND II International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


     On July 31, 1998, the Court granted IAHC's motion to strike Plaintiff's fraud and negligent misrepresentation claims due to failure to plead with particularity. Extensive discovery was conducted on the merits of Plaintiff's claims. The Plaintiff, at one point, provided an expert report seeking approximately $30 million in damages. The Plaintiff later provided a revised expert report claiming actual damages of approximately $8.5 million and Plaintiff continued to seek punitive damages and both pre-judgment and post-judgment interest. On March 18, 1999, the Court entered summary judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff subsequently filed a motion to alter or amend the judgment, or in the alternative, to certify the Court's Order for Interlocutory Appeal. On April 30, 1999, the Court declined to alter or amend its judgment and entered final judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff appealed to the United States Court of Appeals for the 5th Circuit. (Response briefs by IAHC and PLM were filed on October 29, 1999.) The General Partner believes that the Plaintiff's claims are without merit and will continue to defend this action vigorously. While there is no certainty as to the outcome of this litigation, the General Partner, in consultation with counsel, believes that there is a reasonable basis to believe that the summary judgments already granted will be upheld under appeal. Therefore, the General Partner does not believe that the outcome of this litigation will adversely affect the Partnership's financial position.

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

     In October 1998, an aircraft leased by Transmeridian (being the same aircraft in the above-referenced "First action involving Transmeridian Airlines") was damaged in an on-ground accident at the Caracas, Venezuela airport. The aircraft currently is being stored at a repair facility in Louisiana. The cost to repair the aircraft is estimated to be at least $350,000. In addition, the Partnership has had to lease two substitute engines at a cost of $82,000 per month. During the nine months ended September 30, 1999, the Partnership incurred total engine lease costs of $738,000. This was partially offset by lease rents paid by Transmeridian of $560,000 during the same period. However, as of September 11, 1999, Transmeridian ceased paying rent on this aircraft. The Plaintiff alleges that Transmeridian, among other things, has impeded the Partnership's ability to terminate the two engine lease contracts between the Partnership and a third party. The Plaintiff intends to pursue insurance coverage and also to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease and is seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. Discovery is ongoing and a trial date has been tentatively scheduled for April 17, 2000. The General Partner plans to vigorously pursue this action; however, it is too early to predict the Plaintiff's likelihood of success.

ACTION INVOLVING NORTHWEST AIRLINES, INC.

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this

                  AIRFUND II International Limited Partnership

                       Notes to the Financial Statements

                                  (Continued)


decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. The Plaintiffs intend to make a demand upon Northwest for settlement. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No date has been set by the Court. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

ACTION INVOLVING CLASSIC AIRWAYS LIMITED

     In August 1998, a lessee of the Partnership, Classic Airways Limited ("Classic"), ceased paying rent to the Partnership with respect to a Lockheed L-1011-100 Aircraft (the "Aircraft") and the Partnership terminated the lease. Classic then filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). Classic's failure to pay such charges resulted in detention of the Aircraft by BAA plc. The total of ground fees and expenses asserted by the Airport Authorities, which continued to accrue after the detention, exceeds $1,500,000 as of September 30, 1999 and appears to exceed the market value of the Aircraft. BAA plc has obtained a judgment from a UK Court entitling it to sell the aircraft to satisfy the unpaid charges. The Partnership continues to hold the aircraft's records, which may have some value independent of the value of the Aircraft. That has not yet been determined. At this time, the General Partner does not believe that it is in the Partnership's best economic interest either to pay the accumulated ground fees to the Airport Authorities or to attempt to purchase the Aircraft directly from BAA plc. Based on prior negotiations, the Partnership had accrued an expense of approximately $167,000 to cover the cost of settling the airport charges, all of which were recorded in the fourth quarter of 1998. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written off as uncollectible in the third quarter of 1998. The Aircraft was fully depreciated at September 30, 1999. The General Partner does not expect that any funds are likely to be recovered from Classic in connection with this matter. See Note 8 below.


NOTE 8 - SUBSEQUENT EVENT

     In October 1999, BAA plc sought bids from interested parties for the purpose of purchasing the Partnership's Lockheed L-1011-100 aircraft (see Note
7). BAA plc has requested that final offers be submitted to them by November 27, 1999.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Partnership uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Partnership. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL IONFORMATION


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At September 30, 1999, the Partnership owned two aircraft and proportionate interests in five additional aircraft. Upon expiration of the current lease agreements, the aircraft will be re-leased or sold depending on prevailing market conditions and EFG's assessment of such conditions to obtain the most advantageous economic benefit. See below for discussion related to the detention of one of the Partnership's aircraft in the United Kingdom. In addition, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the accompanying financial statements. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2005.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Partnership recognized lease revenue of $393,846 and $1,584,193, respectively, compared to $737,647 and $2,457,641 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 was due primarily to the non-payment of rents by the lessee of the Partnership's Lockheed L-1011-100 aircraft and that lessee's subsequent liquidation (see discussion below), the sale of the Partnership's Boeing 727-208 ADV aircraft in April 1999, and the sale of the Partnership's interest in a Lockheed L-1011-50 aircraft in April 1998. In the future, the Partnership's aggregate lease revenue is scheduled to decline due to the expiration of the lease terms related to the Partnership's remaining aircraft and the ultimate sale of those aircraft.

     In April 1999, the Partnership sold its Boeing 727-208 ADV aircraft, previously leased to American Trans Air, Inc. ("ATA"), to the lessee for net proceeds of $3,109,500. The aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $3,109,500. The Partnership recognized lease revenue of approximately $246,000 and $572,000 related to this aircraft for the nine months ended September 30, 1999 and 1998, respectively.

     In August 1998, Classic Airways Limited ("Classic") ceased paying rent with respect to the Partnership's Lockheed L-1011-100 jet aircraft. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation (see further discussion below). The Partnership earned lease revenue in the amount of approximately $320,000 related to this aircraft during the nine months ended September 30, 1998.

     In April 1998, the Partnership sold its proportionate interest in a Lockheed L-1011-50 aircraft to Aer Lease Limited ("Aer Lease") for net proceeds of $553,699. The Partnership's interest in the aircraft had a net book value of $426,434 at the time of disposal, resulting in a net gain for financial statement purposes, of $127,265. The Partnership recognized aggregate lease revenue of approximately $162,000 related to this aircraft during the nine months ended September 30, 1998.

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

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL IONFORMATION

lease terms in April 1999, are now scheduled to expire in January 2000 and April 2001 and generate lease revenue of $79,990 and $79,464 per quarter to the
 Partnership, respectively.

     The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 (see below) and is being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). This lease had been generating lease revenue of $70,000 per month to the Partnership. In September 1999, Transmeridian ceased paying rent with respect to this aircraft (see discussion below).

     At September 30, 1999, the Partnership held proportionate ownership interests in the Southwest Aircraft and the Finnair Aircraft (see Note 4 to the financial statements). The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

     Interest income for the three and nine months ended September 30, 1999 was $87,871 and $185,945, respectively, compared to $49,992 and $117,967 for the same periods in 1998. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments.

     For the three and nine months ended September 30, 1999, the Partnership incurred interest expense of $27,061 and $98,394, respectively, compared to $47,996 and $157,233 for the same periods in 1998. Interest expense resulted from financing obtained from third-party lenders in connection with the acquisition of the Southwest Aircraft and the Finnair Aircraft. Interest expense in future periods will continue to decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Operating expenses were $421,553 and $1,469,582 for the three and nine months ended September 30, 1999, respectively, compared to $617,389 and $1,413,879 for the same periods in 1998. Operating expenses in the nine months ended September 30, 1999 include engine leasing costs of $738,000 incurred related to the aircraft leased to Transmeridian and legal costs related to the Partnership's ongoing litigation (refer to Note 7 to the financial statements). In the nine months ended September 30, 1999, operating expenses also include an adjustment for 1998 actual administrative charges and third party costs of approximately $23,000. During 1998, the Partnership incurred or accrued $334,000 for certain legal and Consolidation expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Expenses in 1998 also include legal costs incurred in connection with legal proceedings related to Northwest Airlines, Inc. and Transmeridian Airlines, Inc. (refer to Note 7 to the financial statements). Other operating expenses consist principally of professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $155,639 and $570,663 for the three and nine months ended September 30, 1999 compared to $768,387 and $2,377,409 for the same periods in 1998. Management fees were 5% of lease revenue during each of the three and nine month periods ended September 30, 1999 and 1998.

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL IONFORMATION


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Partnership by its nature is a limited life entity. As an aircraft equipment leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $235,354 and $1,403,218 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and aircraft sales activities will continue to cause a decline in the Partnership's lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may incur increased costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

     Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. In 1999, the Partnership received sales proceeds of $3,109,500 related to its Boeing 727-208 ADV aircraft formerly leased to ATA. For the nine months ended September 30, 1998, the Partnership realized net cash proceeds of $553,698 from the sale of its interest in a Lockheed L-1011-50 aircraft. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At September 30, 1999, the Partnership was due aggregate future minimum lease payments of $682,627 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,273,491 (see Note 6 to the financial statements). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of aircraft sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. Accordingly, as the terms of the currently existing contractual lease agreements expire, the cash flows of the Partnership will become less predictable. In addition, the Partnership will need cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses.

     The Partnership's ability to remarket its Boeing 727-251 ADV aircraft leased by Transmeridian has been impeded by damage caused to the airframe of this aircraft as the result of an on-ground accident at the airport in Caracas, Venezuela in October 1998. In September 1999, Transmeridian ceased paying rent on this aircraft. See Note 7 to the financial statements for details regarding legal action undertaken by the Partnership related to this situation.

     In August 1998, a lessee of the Partnership, Classic, ceased paying rent to the Partnership with respect to a Lockheed L-1011-100 Aircraft (the "Aircraft") and the Partnership terminated the lease. Classic then filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). Classic's failure to pay such charges resulted in detention of the Aircraft by BAA plc. The total of ground fees and expenses asserted by the Airport Authorities, which continued to accrue after the detention, exceeds $1,500,000 as of September 30, 1999 and appears to exceed the market value of the Aircraft

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL IONFORMATION

 .
BAA plc has obtained a judgment from a UK Court entitling it to sell the aircraft to satisfy the unpaid charges and in October 1999 initiated this process (See Note 8 to the financial statements). The Partnership continues to hold the aircraft's records, which may have some value independent of the value of the Aircraft. That has not yet been determined. At this time, the General Partner does not believe that it is in the Partnership's best economic interest either to pay the accumulated ground fees to the Airport Authorities or to attempt to purchase the Aircraft directly from BAA plc. Based on prior negotiations, the Partnership had accrued an expense of approximately $167,000 to cover the cost of settling the airport charges, all of which were recorded in the fourth quarter of 1998. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written off as uncollectible in the third quarter of 1998. The Aircraft was fully depreciated at September 30, 1999. The General Partner does not expect that any funds are likely to be recovered from Classic in connection with this matter.

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

     Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. Individually, these repairs can cost in excess of $1 million and, collectively, they could require the disbursement of several million dollars, depending upon the extent of refurbishment. In addition, the Partnership's equipment portfolio includes one Stage 2 aircraft as well as proportionate ownership interests in three other Stage 2 aircraft having scheduled lease expiration dates of December 31, 1999. The lessee has given the Partnership notice of its intention to return the aircraft at the expiration of the lease terms. These aircraft are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 727s and Boeing 737s, can approach $2 million. Although the Partnership is not required to retro-fit its

                  AIRFUND II International Limited Partnership

                                   FORM 10-Q

                         PART I. FINANCIAL IONFORMATION


aircraft with hush-kits,insufficient liquidity could jeopardize the remarketing of these aircraft. Collectively, the aggregation of the Partnership's potential liquidity needs related to aircraft and other working capital requirements could be significant. Accordingly, the General Partner has maintained significant cash reserves within the Partnership in order to minimize the risk of a liquidity shortage.

     Finally, the Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the accompanying financial statements. A preliminary court order has allowed the Partnership to invest in new equipment or other activities, subject to certain limitations, effective March 22, 1999. To the extent that the Partnership continues to own aircraft investments that could require capital reserves, the General Partner does not anticipate that the Partnership will invest in new assets, regardless of its authority to do so. No distributions were declared for either of the nine months ended September 30, 1999 or 1998. Until the Class Action Lawsuit is adjudicated, the General Partner does not expect to reinstate distributions to the Partners. In addition, the proposed settlement, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. See Note 7 to the accompanying financial statements.

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 6 to the financial statements presented in the Partnership's 1998 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 1999. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1998, the General Partner had a negative tax capital account balance of approximately $828,000.

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


        Date:    November 12, 1999
                 ------------------------------------------------


        By:      /s/  Gary Romano
                 ------------------------------------------------
                 Gary M. Romano
                 Clerk of AFG Aircraft Management Corporation
                 (Duly Authorized Officer and
                 Principal Financial Officer)


        Date:    November 12, 1999
                 ------------------------------------------------