Form 10-K
period 1999-12-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-03-30
CIK 853937

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1999
                         -------------------------------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                         to
                              ------------------------    ----------------------

Commission file number           0-19137
                      ----------------------------------------------------------

                  AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                              04-3057290
----------------------------------------   -------------------------------------
(State or other jurisdiction of            (IRS Employer
incorporation or organization)             Identification No.)

88 Broad St. Sixth Floor, Boston, MA       02110
----------------------------------------   -------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------
Securities registered pursuant to Section 12(b) of the Act   NONE
                                                          ----------------------

      Title of each class              Name of each exchange on which registered
---------------------------------      -----------------------------------------
---------------------------------      -----------------------------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1999 (Part I and II)

                  AIRFUND II International Limited Partnership

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
                                          PART I
Item 1.     Business                                                                          3
Item 2.     Properties                                                                        5
Item 3.     Legal Proceedings                                                                 5
Item 4.     Submission of Matters to a Vote of Security Holders                               5

                                         PART II
Item 5.     Market for the Partnership's Securities and Related Security Holder Matters       6
Item 6.     Selected Financial Data                                                           8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                        8
Item 8.     Financial Statements and Supplementary Data                                       8
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                        8

                                         PART III
Item 10.    Directors and Executive Officers of the Partnership                               9
Item 11.    Executive Compensation                                                           11
Item 12.    Security Ownership of Certain Beneficial Owners and Management                   11
Item 13.    Certain Relationships and Related Transactions                                   12


                                         PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K               14-17

PART I

Item 1. Business.

    (a) General Development of Business

    AIRFUND II International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership. EFG and a wholly owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation that is wholly-owned by Geoffrey
A. MacDonald, is the 1% general partner. The General Partner is not required to make any other capital contributions to the Partnership except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

    (b) Financial Information About Industry Segments

    The Partnership is engaged in only one industry segment the business of acquiring used commercial aircraft and leasing the aircraft to creditworthy lessees on a full-payout or operating lease basis. (Full-payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the aircraft. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the aircraft). Industry segment data is not applicable.

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

    The initial Interim Closing date of the Offering of Units of the Partnership was May 17,1990. The initial purchase of aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred at each of five subsequent Interim Closings, the last of which occurred on June 28, 1991, the Final Closing. The acquisitions of the Partnership's aircraft and the associated leases are described in Note 3 to the financial statements included in Item 14, herein. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2005. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See
Note 7 to the financial statements in the 1999 Annual Report.

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

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1999, 1998 and 1997 is incorporated herein by reference to Note 2 to the financial statements in the 1999 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group (AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Manager or Advisor to the Partnership and several other direct-participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

    (d) Financial Information About Foreign and Domestic Operations and Export Sales

    Not applicable.

Item 2. Properties.

    Incorporated herein by reference to Note 3 to the financial statements in the 1999 Annual Report.

Item 3. Local Proceedings.

    Incorporated herein by reference to Note 7 to the financial statements in the 1999 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

PART II

Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

    (a) Market Information

    There is no public market for the resale of the Units and it is not anticipated that a public market for resale of the Units will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1999, there were 3,910 record holders of Units in the Partnership.

    (c) Dividend History and Restrictions

    Historically, the amount of cash distributions to be paid to the Partners has been determined on a quarterly basis (see detail below). The Partnership did not declare distributions in any of the years ended December 31, 1999, 1998 and 1997.

    The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 7 to the financial statements in the 1999 Annual Report. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. The General Partner believes that it will be in the Partnership's best interests to continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

    There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket aircraft upon lease expiration. Liquidity is especially important as the Partnership matures and sells aircraft, because the remaining aircraft portfolio consists of fewer revenue-producing assets that are available to cover prospective cash disbursements. Insufficient liquidity could inhibit the Partnership's ability to sustain its operations or maximize the realization of proceeds from remarketing its remaining aircraft.

    The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At December 31, 1999, the Partnership had ownership interests in six commercial jet aircraft (and two aircraft engines). Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc (Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. A fourth aircraft, a Boeing 727-251 ADV aircraft formerly leased by Transmeridian Airlines, Inc., is being stored at a repair facility in Louisiana. Each of these aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 727 and Boeing 737s, can approach $2 million. At this time, the General Partner is attempting to remarket these assets without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The other aircraft has a lease term expiring in April 2001.

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

Item 6. Selected Financial Data.

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1999 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report.

Item 8. Financial Statements and Supplementary Data.

    Incorporated herein by reference to the financial statements and supplementary data included in the 1999 Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Partnership.

    (a-b) Identification of Directors and Executive Officers

    The Partnership has no Directors or Officers. As indicated in Item 1 of this report, AFG Aircraft Management Corporation is the sole General Partner of the Partnership. Under the Restated Agreement, as amended, the General Partner is solely responsible for the operation of the Partnership's properties. The Recognized Owners have no right to participate in the control of the Partnership's general operations, but they do have certain voting rights, as described in Item 12 herein. The names, titles and ages of the Directors and Executive Officers of the General Partner as of March 15, 2000 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS OF
THE GENERAL PARTNER (See Item 13)

        Name                       Title                         Age        Term
        ----                       -----                         ---        ----
Geoffrey A. MacDonald     Chairman and a member of the                     Until a
                          Executive Committee of EFG                      successor
                          and President and a Director                     is duly
                          of the General Partner                 51        elected
                                                                             and
Gary D. Engle             President and Chief Executive                   qualified
                          Officer and member of the
                          Executive Committee of EFG and a
                          Director of the General Partner        51

Gary M. Romano            Executive Vice President and Chief
                          Operating Officer of EFG and
                          Clerk of the General Partner           40

James A. Coyne            Executive Vice President of EFG        39

Michael J. Butterfield    Senior Vice President, Finance and
                          Treasurer of EFG and Treasurer of
                          the General Partner                    40

Sandra L. Simonsen        Senior Vice President, Information
                          Systems of EFG                         49

Gail D. Ofgant            Senior Vice President, Lease
                          Operations of EFG                      34

(c)   Identification of Certain Significant Persons

None.

(d)   Family Relationship

No family relationship exists among any of the foregoing Partners, Directors or Executive Officers.

(e)   Business Experience

    Mr. MacDonald, age 51, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the General Partner. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP") and Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 51, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in AALP and ONC and controls the general partners of AALP and ONC. Mr. Engle is also Chairman, Chief Executive Officer, and a member of the Board of Directors of Semele Group, Inc. ("Semele"). From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 40, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Mr. Romano is also Vice President and Chief Financial Officer of Semele. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

    Mr. Coyne, age 39, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in AALP and ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Butterfield, age 40, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the General Partner and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of its affiliates in April 1996 and was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates in July 1998. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London
(UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Ms. Simonsen, age 49, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

    Ms. Ofgant, age 34, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

    No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's 2,714,647 outstanding Units as of March 1, 2000.

    The ownership and organization of EFG is described in Item 1 of this report.

Item 13. Certain Relationships and Related Transactions.

    The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1999, 1998 and 1997, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                           1999             1998            1997
                                           ----             ----            ----
Equipment management fees               $   92,059     $   156,535       $   161,231
Administrative charges                      71,699          53,676            50,304
Reimbursable operating expenses
   due to third parties                  1,987,647       1,762,271         1,240,204
                                       -----------     -----------      ------------
                      Total            $ 2,151,405     $ 1,972,482      $  1,451,739
                                       ===========     ===========      ============

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

    All rents and proceeds from the sale of aircraft are paid directly to EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At

December 31, 1999, the Partnership was owed $1,476 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in January 2000.

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

    Certain affiliates of the General Partner own Units in the Partnership as follows:

                                   Number of       Percent of Total
           Affiliate              Units Owned      Outstanding Units
           ---------              -----------      -----------------
    Old North Capital Limited
      Partnership                    40,000           1.47%

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

    See Item 13(a) above.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Documents filed as part of this report:

        (1) Financial Statements:

            Report of Independent Auditors ....................................*

            Statement of Financial Position
            at December 31, 1999 and 1998 .....................................*

            Statement of Operations
            for the years ended December 31, 1999, 1998 and 1997 ..............*

            Statement of Changes in Partners' Capital
            for the years ended December 31, 1999, 1998 and 1997 ..............*

            Statement of Cash Flows
            for the years ended December 31, 1999, 1998 and 1997 ..............*

            Notes to the Financial Statements .................................*

        (2) Financial Statement Schedules

            None required.

        (3) Exhibits:

            Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

            A list of exhibits filed or incorporated by reference is as follows:

      Exhibit
      Number
      ------
        2.1 Plaintiffs' and Defendants' Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as
                Exhibit 2.1 and is incorporated herein by reference.

        2.2 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.2 and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1999 Annual Report to security holders for the year ended December 31, 1999 (see
    Part II).

      Exhibit
      Number
      ------
        2.3 Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (August 20, 1998) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.3 and is incorporated herein by reference.

        2.4 Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 22, 1999) was filed in the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998 as Exhibit 2.4 and is incorporated herein by reference.

        2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31,1999 as Exhibit 2.5 and is included herein.

        2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5,
                2000) is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 2.6 and is included herein.

        4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which is included in Registration Statement on Form S-1 (No. 33-25334).

       10.1 Promissory Note in the principal amount of $3,640,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.1 and is included herein.

       10.2 Pledge Agreement dated March 8, 2000 between Echelon Residential Holdings LLC (Pledgor) and American Income Partners V-A Limited Partnership, as Agent for itself and the Registrant, is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 as Exhibit 10.2 and is included herein.

       13 The 1999 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

       23       Consent of Independent Auditors.

       99(a) Lease agreement with American Trans Air, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 as Exhibit 99 (f) and is incorporated herein by reference.

      Exhibit
      Number
      ------

        99(b) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (f) and is incorporated herein by reference.

        99(c) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (g) and is incorporated herein by reference.

        99(d) Lease agreement with Southwest Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (h) and is incorporated herein by reference.

        99(e) Lease agreement with Finnair OY was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (i) and is incorporated herein by reference.

        99(f) Lease agreement with Finnair OY was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (j) and is incorporated herein by reference.

        99(g) Lease agreement with Transmeridian Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (k) and is incorporated herein by reference.

        99(h) Lease agreement with Classic Airways Limited was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (k) and is incorporated herein by reference.


     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                  AIRFUND II International Limited Partnership

                   By: AFG Aircraft Management Corporation, a
                       Massachusetts corporation and the General Partner of the Registrant.


By: /s/ Geoffrey A. MacDonald              By: /s/ Gary D. Engle
   ----------------------------               ----------------------------
   Geoffrey A. MacDonald                      Gary D. Engle
   Chairman and a member of the               President and Chief Executive
   Executive Committee of EFG and             Officer and a member of the
   President and a Director of the            Executive Committee of EFG and a
   General Partner                            Director of the General Partner
                                              (Principal Executive Officer)

Date: March 30, 2000                       Date: March 30, 2000
      -------------------------                  -------------------------


By: /s/ Gary M. Romano                     By: /s/ Michael J. Butterfield
   ----------------------------               ----------------------------
   Gary M. Romano                             Michael J. Butterfield
   Executive Vice President and Chief         Senior Vice President, Finance and
   Operating Officer of EFG and Clerk         Treasurer of EFG and Treasurer
   of the General Partner                     of the General Partner
   (Principal Financial Officer)              (Principal Accounting Officer)

Date: March 30, 2000                       Date: March 30, 2000
      -------------------------                  -------------------------

                                  EXHIBIT INDEX
                                 1999 Form 10-K

  Exhibit
  -------

     2.5 Plaintiffs' and Defendants' Joint Memorandum in Support of Joint - Motion to Further Modify Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed
          Settlement.

     2.6 Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement (March 5,
          2000).

    10.1 Promissory Note in the principal amount of $3,640,000 dated March 8, 2000 between the Registrant, as lender, and Echelon Residential Holdings LLC, as borrower.

    10.2  Pledge Agreement dated March 8, 2000 between Echelon
          Residential Holdings LLC (Pledgor) and American Income
          Partners V-A Limited Partnership, as Agent for itself and the Registrant.