Form 10-Q
period 2000-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-08-14
CIK 853937

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                          Commission File No. 0-19137

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      5

             Notes to the Financial Statements.....................................   6-11

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  12-17

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    18

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------  ------------
ASSETS
Cash and cash equivalents............................. $2,943,962  $ 5,719,642
Accounts receivable--affiliate........................      3,160        1,476
Other assets..........................................         --       31,742
Investment in real estate venture.....................  3,616,663           --
Equipment at cost, net of accumulated depreciation of
 $8,876,835 and $18,449,875, at June 30, 2000 and
 December 31, 1999, respectively......................  3,199,945    3,359,619
                                                       ----------  -----------
    Total assets...................................... $9,763,730  $ 9,112,479
                                                       ==========  ===========

LIABILITIES AND PARTNERS' CAPITAL
Notes payable......................................... $1,052,817  $   981,775
Accrued interest......................................      8,863       13,356
Accrued liabilities...................................    226,180      463,324
Accrued liabilities--affiliate........................     10,021       78,593
Deferred rental income................................     25,605       51,380
                                                       ----------  -----------
    Total liabilities.................................  1,323,486    1,588,428
                                                       ----------  -----------
Partners' capital (deficit):
 General Partner...................................... (2,573,444)  (2,619,254)
 Limited Partnership Interests (2,714,647 Units;
  initial purchase price of $25 each)................. 11,013,688   10,143,305
                                                       ----------  -----------
    Total partners' capital...........................  8,440,244    7,524,051
                                                       ----------  -----------
    Total liabilities and partners' capital........... $9,763,730  $ 9,112,479
                                                       ==========  ===========


   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                            For the three months ended For the six months ended
                                     June 30,                  June 30,
                            -------------------------- ------------------------
                                2000         1999         2000         1999
                            -------------------------- ------------------------
Income:
 Lease revenue............. $    148,602 $     482,218 $   258,022 $  1,190,347
 Interest income...........       37,238        59,656     104,174       98,074
 Gain on sale of
  equipment................      750,000     3,109,500     750,000    3,109,500
 Other income..............      245,977            --     300,977           --
                            ------------ ------------- ----------- ------------
    Total income...........    1,181,817     3,651,374   1,413,173    4,397,921
                            ------------ ------------- ----------- ------------

Expenses:
 Depreciation..............       79,837       154,375     159,674      415,024
 Interest expense..........       23,388        32,536      54,073       71,333
 Equipment management
  fees--affiliate..........        7,430        24,111      12,901       59,517
 Operating expenses--
  affiliate................      130,718       524,609     246,995    1,048,029
 Partnership's share of
  unconsolidated real
  estate venture's loss....       19,775            --      23,337           --
                            ------------ ------------- ----------- ------------
    Total expenses.........      261,148       735,631     496,980    1,593,903
                            ------------ ------------- ----------- ------------
Net income................. $    920,669 $   2,915,743 $   916,193 $  2,804,018
                            ============ ============= =========== ============

Net income per limited
 partnership unit.......... $        .32 $        1.02 $       .32 $        .98
                            ============ ============= =========== ============



   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                        2000         1999
                                                     -----------  -----------
Cash flows provided by (used in) operating
 activities:
Net income ......................................... $   916,193  $ 2,804,018
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation......................................     159,674      415,024
  Gain on sale of equipment.........................    (750,000)  (3,109,500)
  Partnership's share of unconsolidated real estate
   venture's loss...................................      23,337           --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable..................................          --        8,469
  Accounts receivable--affiliate....................      (1,684)         168
  Other assets......................................      31,742       43,734
 Increase (decrease) in:
  Accrued interest..................................      (4,493)      (6,560)
  Accrued liabilities...............................    (237,144)     (22,040)
  Accrued liabilities--affiliate....................     (68,572)      72,143
  Deferred rental income............................     (25,775)       3,383
                                                     -----------  -----------
    Net cash provided by operating activities.......      43,278      208,839
                                                     -----------  -----------

Cash flows provided by (used in) investing
 activities:
 Investment in real estate venture..................  (3,640,000)          --
 Proceeds from equipment sales......................     750,000    3,109,500
                                                     -----------  -----------
    Net cash provided by (used in) investing
     activities.....................................  (2,890,000)   3,109,500
                                                     -----------  -----------

Cash flows provided by (used in) financing
 activities:
 Proceeds from notes payable........................     201,247           --
 Principal payments on notes payable................    (130,205)    (430,327)
                                                     -----------  -----------
    Net cash provided by (used in) financing
     activities.....................................      71,042     (430,327)
                                                     -----------  -----------
Net (decrease) increase in cash and cash
 equivalents........................................  (2,775,680)   2,888,012
Cash and cash equivalents at beginning of period....   5,719,642    3,425,762
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $ 2,943,962  $ 6,313,774
                                                     ===========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........... $    58,566  $    77,893
                                                     ===========  ===========

   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                       NOTES TO THE FINANCIAL STATEMENTS

                                  (Unaudited)

Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six month periods ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash

   At June 30, 2000, the Partnership had $2,829,380 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Note 3--Revenue Recognition

   Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $238,391 are due for the year ending June 30, 2001.

Note 4--Equipment

   The following is a summary of equipment owned by the Partnership at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                                   Remaining
                                                   Lease Term        Equipment,
              Equipment Type                        (Months)          at Cost
              --------------                       ----------        ----------
Two Rolls Royce aircraft engines...........            0             $6,000,000
One McDonnell-Douglas MD-82 (Finnair)......            10             2,078,640
One McDonnell-Douglas MD-82................            0              2,078,640
Three Boeing 737-2H4.......................            0              1,919,500
                                                                     ----------
                                            Total equipment cost     12,076,780
                                            Accumulated depreciation  8,876,835
                                                                     ----------
                                            Equipment, net of
                                            accumulated depreciation $3,199,945
                                                                     ==========

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

   Certain of the aircraft and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of approximately $4,157,000 and a net book value of $2,562,317 at June 30, 2000.

   The summary above includes equipment held for re-lease or sale with an original cost of approximately $9,998,000 and a net book value of $1,918,788 at June 30, 2000. Each of the Partnership's interests in the Boeing 737 aircraft, formerly leased to Southwest Airlines Inc., had an original cost of approximately $640,000 and a net book value of $212,543 at June 30, 2000. The Partnership's interest in the McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY had an original cost of approximately $2,079,000 and a net book value of $1,281,159 at June 30, 2000. The Southwest aircraft and the Finnair aircraft were returned by the lessees in December 1999 and January 2000, respectively, upon expiration of the underlying lease terms. In addition, the Partnership's two Rolls Royce aircraft engines previously leased to Classic Airways Limited, by virtue of its lease of a Lockheed L-1011-100 aircraft, were also held for sale or re-lease at June 30, 2000. The two Rolls Royce aircraft engines were fully depreciated at June 30, 2000 and had an original cost of approximately $6,000,000. In July 2000, one of the Boeing 737 aircraft was sold, resulting in proceeds to the Partnership of approximately $256,000 and a net gain, for financial statement purposes, of approximately $43,000. The General Partner is actively seeking the sale or re-lease of all remaining equipment not on lease.

Note 5--Investment in Real Estate Venture

   On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32.0 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   Using the guidance set forth in the Third Notice to Practitioners by the AICPA in February 1986 entitled "ADC Arrangements" (the "Third Notice"), the Partnership has evaluated this investment to determine whether loan, joint venture or real estate accounting is appropriate. Such determination affects the Partnership's balance sheet classification of the investment and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential awards as those of owners or joint ventures. EITF 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

   Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting

   The Partnership's March 31, 2000 Form 10-Q previously reported the investment in real estate venture as a loan receivable and recorded interest income and receivable on the Partnership's March 31, 2000 financial statements. The financial statements below have been adjusted to account for the loan as an investment in real estate venture as of and for the three months ended March 31, 2000. The adjustments to the March 31, 2000 financial statements previously filed in the Partnership's March 31, 2000 Form 10-Q represent less than 1% of the Partnership's capital and include the reversal of $33,973 of interest income recorded on this loan and a recognition of $3,562 for the Partnership's share of losses in Echelon Residential Holdings.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                 STATEMENT OF FINANCIAL POSITION March 31, 2000
                                  (Unaudited)

ASSETS

Cash and cash equivalents........................................... $2,010,349
Accounts receivable--affiliate......................................     55,019
Investment in real estate venture...................................  3,636,438
Equipment at cost, net of accumulated depreciation of $18,529,712...  3,279,782
                                                                     ----------
  Total assets...................................................... $8,981,588
                                                                     ==========

LIABILITIES AND PARTNERS' CAPITAL

Notes payable...................................................... $1,123,592
Accrued interest...................................................      9,257
Accrued liabilities................................................    227,557
Accrued liabilities--affiliate.....................................     76,863
Deferred rental income.............................................     24,744
                                                                    ----------
  Total liabilities................................................  1,462,013
                                                                    ----------
Partners' capital (deficit):
 General Partner................................................... (2,619,478)
 Limited Partnership Interests (2,714,647 Units; initial purchase price of $25 each)............................................... 10,139,053
                                                                    ----------
  Total partners' capital..........................................  7,519,575
                                                                    ----------
  Total liabilities and partners' capital.......................... $8,981,588
                                                                    ==========

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

       STATEMENT OF OPERATIONS For the three months ended March 31, 2000
                                  (Unaudited)

Income:
 Lease revenue........................................................ $109,420
 Interest income......................................................   66,936
 Other income.........................................................   55,000
                                                                       --------
  Total income........................................................  231,356
                                                                       --------
Expenses:
 Depreciation.........................................................   79,837
 Interest expense.....................................................   30,685
 Equipment management fees--affiliate.................................    5,471
 Operating expenses--affiliate........................................  116,277
 Partnership's share of unconsolidated real estate venture's loss.....    3,562
                                                                       --------
  Total expenses......................................................  235,832
                                                                       --------
Net loss.............................................................. $ (4,476)
                                                                       ========
Net loss per limited partnership unit................................. $     --
                                                                       ========

   The Partnership's accompanying financial statements as of and for the six months ended June 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of loss in this real estate venture. For the six months ended June 30, 2000, the Partnership's share of losses is $23,337 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

   The summarized financial information for Echelon Residential Holdings as of and for the six months ended June 30, 2000 is as follows:

                         (Unaudited)
      Total assets       $54,704,360
      Total liabilities  $50,914,020
      Total equity       $ 3,790,340
      Total revenues     $   905,751
      Total expenses     $ 2,593,700
      Net loss           $(1,687,949)

Note 6--Related Party Transactions

   All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                      For the six months ended
                                                              June 30,
                                                      ------------------------
                                                         2000         1999
                                                      ------------------------
Equipment management fees............................ $    12,901 $     59,517
Administrative charges...............................      25,213       46,517
Reimbursable operating expenses due to third
 parties.............................................     221,782    1,001,512
                                                      ----------- ------------
    Total............................................ $   259,896 $  1,107,546
                                                      =========== ============

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

   All rents and proceeds from the sale of equipment are paid directly to EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2000, the Partnership was owed $3,160 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in July 2000.

Note 7--Notes Payable

   Notes payable at June 30, 2000 consisted of installment notes payable to banks of $1,052,817. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.52% at June 30, 2000) plus a margin. The Partnership has a balloon payment obligation at the expiration of the renewal lease term related to the aircraft on lease to Finnair OY of $130,575, which matures in April 2001. In addition, the Partnership has a balloon payment obligation of $701,062 which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness. This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft which was returned in January 2000 upon its lease term expiration. This aircraft is being stored in a warehouse pending its remarketing. The carrying amount of notes payable approximates fair value at June 30, 2000.

   All of the Partnership's debt matures during the year ending June 30, 2001.

Note 8--Legal Proceedings

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

   As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. In addition, see the Partnership's 1999 Annual Report for discussion related to the detention and subsequent loss of one of the Partnership's aircraft in the United Kingdom in 1999. At June 30, 2000, the Partnership owned two aircraft engines and proportionate interests in five additional aircraft. The Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2005.

Results of Operations

   For the three and six months ended June 30, 2000, the Partnership recognized lease revenue of $148,602 and $258,022, respectively, compared to $482,218 and $1,190,347, respectively for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 is primarily the result of the expiration of the lease terms pertaining to the three Boeing 737-2H4 aircraft and one McDonnell-Douglas MD-82 aircraft, the sale of the Partnership's Boeing 727-208 ADV aircraft in April 1999, and the sale of the Partnership's Boeing 727-251 ADV aircraft in May 2000. See below for a detailed discussion of variances in lease revenue between the respective periods. The amount of future lease revenues in the near term will be dependent upon the results of ongoing remarketing efforts related to aircraft currently off lease. Subsequently, the Partnership's lease revenue is expected to decline due to aircraft sales and lease term expirations.

   The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership holds proportionate interests, expired on December 31, 1999. Two of these aircraft are currently being stored in a warehouse while the General Partner pursues remarketing alternatives. The third Boeing 737-2H4 aircraft was sold in July 2000. The Partnership's proportionate sales proceeds were approximately $256,000, resulting in a net gain, for financial statement purposes, of approximately $43,000. The Partnership recognized lease revenue of $188,784 related to these three aircraft during the six months ended June 30, 1999.

   One of the McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, is currently on lease to Finnair OY. This lease, which was renewed upon the expiration of the primary lease term in April 1999, will expire in April 2001. The Partnership recognized lease revenue of $29,095 related to this aircraft during the six months ended June 30, 2000, compared to $158,203 for the same period of 1999. The lease term associated with the second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. That aircraft, which is being stored in a warehouse pending its remarketing, generated lease revenue to the Partnership of $158,927 and $157,846 during the six months ended June 30, 2000 and 1999, respectively.


   The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 while being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). In September 1999, Transmeridian ceased paying rent with respect to this aircraft. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report for details regarding the legal action undertaken by the Partnership related to this situation. The Partnership recognized lease revenue of $70,000 and $420,000, respectively, related to this aircraft during the six months ended June 30, 2000 and 1999.

   In May 2000, the Partnership sold its Boeing 727-251 ADV aircraft to a third-party for proceeds of $750,000. This aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $750,000 for the three and six months ended June 30, 2000.

   In April 1999, the Partnership sold its Boeing 727-208 ADV aircraft, previously leased to American Trans Air, Inc., to the lessee for net proceeds of $3,109,500. The aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes of $3,109,500. The Partnership recognized lease revenue of $122,767 and $245,533, respectively, from this aircraft for the three and six months ended June 30, 1999.

   During the six months ended June 30, 1999, the Partnership recognized revenue of $19,981 related to the aircraft previously leased to Classic Airways Limited.

   As of June 30, 2000, the Partnership's ownership interests in the three Boeing 737-2H4 aircraft and the two McDonnell-Douglas MD-82 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

   Interest income for the three and six months ended June 30, 2000 was $37,238 and $104,174, respectively, compared to $59,656 and $98,074 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8, 2000, the Partnership utilized $3,640,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

   Other income for the three and six months ended June 30, 2000, reflects the receipt of $245,977 of unused aircraft maintenance reserves related to a sold aircraft and $55,000 for the sale of certain aircraft records, respectively.

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

   Depreciation expense was $79,837 and $159,674, respectively, for the three and six months ended June 30, 2000 compared to $154,375 and $415,024 for the same periods in 1999.

   During the three and six months ended June 30, 2000, the Partnership incurred interest expense of $23,388 and $54,073, respectively, compared to $32,536 and $71,333 for the same periods in 1999. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees were $7,430 and $12,901, respectively, for the three and six month periods ended June 30, 2000 compared to $24,111 and $59,517, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue.

   Operating expenses were $130,718 and $246,995, respectively, for the three and six months ended June 30, 2000 and $524,609 and $1,048,029, respectively, for the same periods in 1999. Operating expenses in 1999 included engine leasing costs of $492,000 incurred related to the aircraft formerly leased to Transmeridian. In addition, in 1999, the Partnership incurred legal fees in connection with the litigation with Transmeridian. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses.

   For the three and six months ended June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $19,775 and $23,337, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Partnership by its nature is a limited life entity. As an aircraft leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net inflow of $43,278 and $208,839, respectively, for the six months ended June 30, 2000 and 1999. Future renewal, re-lease and aircraft sales activities will continue to cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Conversely, the Partnership may incur increased costs to insure the successful remarketing of its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

   Cash realized for asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the six months ended June 30, 2000, the Partnership realized $750,000 in equipment sales proceeds compared to $3,109,500 for the same period in 1999. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

   At June 30, 2000, the Partnership was due aggregate future minimum lease payments of $238,391 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $1,052,817. At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement. In addition, the General Partner and EFG are currently attempting to remarket the four aircraft and the two aircraft engines, which are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty.

   The Partnership obtained long-term financing in connection with the McDonnell Douglas MD-82 and the Boeing 737-2H4 aircraft. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization periods. As rental payments are collected, they are used to repay associated indebtedness. The Partnership has a balloon payment obligation of $130,575 related to the indebtedness associated with the McDonnell Douglas MD-82 aircraft leased to Finnair OY, which matures in April 2001. The debt associated with the Boeing 737-2H4 aircraft was fully amortized at December 31, 1999.

   In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $201,247 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $701,062, which matures in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness. The aircraft was returned in January 2000 upon its lease term expiration and is currently being stored in a warehouse pending its remarketing.

   In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships) collectively loaned $32.0 million to Echelon Residential Holdings a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG.

   The Partnership's participation in the loan is $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

   As discussed in Note 5 in the Partnership's financial statements, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss in Echelon Residential Holdings under the equity method of accounting.

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

   The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation. At June 30, 2000, the Partnership had ownership interests in five commercial jet aircraft and two aircraft engines. Three of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. ("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. Each of these aircraft are Stage 2 aircraft, meaning that they are prohibited from operating in the United States after December 31, 1999 unless they are retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. The cost to hush-kit an aircraft, such as the Partnership's Boeing 737s, can approach $2.0 million. In July 2000, one of the Boeing 737 aircraft was sold. At this time, the General Partner is attempting to remarket the remaining two Boeing 737 aircraft without further capital investment by either re-leasing the aircraft to a user outside of the United States or selling the aircraft as they are without retro-fitting the aircraft to conform to Stage 3 standards. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft had a lease term that expired in January 2000 and is being held in storage pending the outcome of ongoing remarketing efforts. The other aircraft has a lease term expiring in April 2001.

   The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes, generally referred to as permanent or timing differences. See Note 6 to the financial statements presented in the 1999 Annual Report. For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

   For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The

Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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

Item 1.     Legal Proceedings
            Response:
            Refer to Note 8 to the financial statements herein.

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                 EXHIBIT INDEX

Exhibit     Description
-------     -----------
27          Financial Data Schedule

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

                             AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             By: AFG Aircraft Management Corporation, a
                                Massachusetts corporation and the General
                                Partner of the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                            Michael J. Butterfield
                                     Treasurer of AFG Aircraft Management
                                                 Corporation
                                         (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000