Form 10-Q
period 2000-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2000-11-14
CIK 853937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No[_]

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q

                                     INDEX

                                                                                                 Page
                                                                                                ------
PART I.   FINANCIAL INFORMATION:

            Item 1. Financial Statements

                    Statement of Financial Position
                      at September 30, 2000 and December 31, 1999............................      3


                    Statement of Operations
                      for the three and nine months ended September 30, 2000 and 1999........      4


                    Statement of Cash Flows
                      for the nine months ended September 30, 2000 and 1999..................      5


                    Notes to the Financial Statements........................................    6-9


            Item 2. Management's Discussion and Analysis of Financial Condition and Results
                      of Operations..........................................................  10-14

 PART II. OTHER INFORMATION:

            Items 1-6........................................................................     15

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                                   September 30,            December 31,
                                                                                       2000                    1999
                                                                                       ----                    ----
ASSETS
Cash and cash equivalents...............................................           $ 2,982,781            $ 5,719,642
Rents receivable........................................................                18,790                      -
Accounts receivable - affiliate.........................................                11,172                  1,476
Accounts receivable - other.............................................                49,015                      -
Other assets............................................................                     -                 31,742
Investment in real estate venture.......................................             3,557,650                      -
Equipment at cost, net of accumulated depreciation of $8,522,136 and $18,449,875, at September 30, 2000 and December 31, 1999,
 respectively...........................................................             2,914,811              3,359,619
                                                                                   -----------            -----------
     Total assets.......................................................           $ 9,534,219            $ 9,112,479
                                                                                   ===========            ===========


LIABILITIES AND PARTNERS' CAPITAL
Notes payable...........................................................           $   980,585            $   981,775
Accrued interest........................................................                 7,725                 13,356
Accrued liabilities.....................................................               459,328                463,324
Accrued liabilities - affiliate.........................................                21,680                 78,593
Deferred rental income..................................................                27,244                 51,380
                                                                                   -----------            -----------
     Total liabilities..................................................             1,496,562              1,588,428
                                                                                   -----------            -----------
Partners' capital (deficit):
 General Partner........................................................            (2,593,573)            (2,619,254)
 Limited Partnership Interests (2,714,647 Units; initial purchase
   price of $25 each)....................................................           10,631,230             10,143,305
                                                                                   -----------            -----------
     Total partners' capital............................................             8,037,657              7,524,051
                                                                                   -----------            -----------
     Total liabilities and partners' capital............................           $ 9,534,219            $ 9,112,479
                                                                                   ===========            ===========

  The accompanying notes are an integral part of these financial statements.

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)


                                                  For the three months ended           For the nine months ended
                                                          September 30,                      September 30,
                                                       2000              1999               2000              1999
                                                    ---------          ---------         ----------        ----------
Income:
 Lease revenue.............................         $ 106,446          $ 393,846         $  364,468        $1,584,193
 Interest income...........................            50,577             87,871            154,751           185,945
 Gain on sale of equipment.................            43,102                  -            793,102         3,109,500
 Other income..............................                 -                  -            300,977                 -
                                                    ---------          ---------         ----------        ----------
     Total income..........................           200,125            481,717          1,613,298         4,879,638
                                                    ---------          ---------         ----------        ----------

Expenses:
 Depreciation..............................            72,591            155,639            232,265           570,663
 Interest expense..........................            25,399             27,061             79,472            98,394
 Equipment management fees--affiliate......             5,322             19,693             18,223            79,210
 Operating expenses--affiliate.............           440,387            421,553            687,382         1,469,582
 Partnership's share of unconsolidated
  real estate venture's loss...............            59,013                  -             82,350                 -
                                                    ---------          ---------         ----------        ----------
     Total expenses........................           602,712            623,946          1,099,692         2,217,849
                                                    ---------          ---------         ----------        ----------

Net (loss) income..........................         $(402,587)         $(142,229)        $  513,606        $2,661,789
                                                    =========          =========         ==========        ==========

Net (loss) income                                   $   (0.14)         $   (0.05)        $     0.18        $     0.93
  per limited partnership unit.............         =========          =========         ==========        ==========

  The accompanying notes are an integral part of these financial statements.

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)


                                                                                   2000                   1999
                                                                                -----------            -----------
Cash flows provided by (used in) operating activities:
Net income...................................................................   $   513,606            $ 2,661,789
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
  Depreciation...............................................................       232,265                570,663
  Gain on sale of equipment..................................................      (793,102)            (3,109,500)
  Partnership's share of unconsolidated real estate venture's loss...........        82,350                      -
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable...........................................................       (18,790)               (22,995)
  Accounts receivable - affiliate............................................        (9,696)                71,178
  Accounts receivable - other................................................       (49,015)                     -
  Other assets...............................................................        31,742                 43,734
 Increase (decrease) in:
  Accrued interest...........................................................        (5,631)                (9,020)
  Accrued liabilities........................................................        (3,996)               (93,861)
  Accrued liabilities - affiliate............................................       (56,913)               119,983
  Deferred rental income.....................................................       (24,136)                 3,383
                                                                                -----------            -----------
     Net cash (used in) provided by operating activities.....................      (101,316)               235,354
                                                                                -----------            -----------

Cash flows provided by (used in) investing activities:
 Investment in real estate venture...........................................    (3,640,000)                     -
 Proceeds from equipment sales...............................................     1,005,645              3,109,500
                                                                                -----------            -----------
     Net cash (used in) provided by investing activities.....................    (2,634,355)             3,109,500
                                                                                -----------            -----------

Cash flows provided by (used in) financing activities:
 Proceeds from notes payable.................................................       201,247                      -
 Principal payments on notes payable.........................................      (202,437)              (623,174)
                                                                                -----------            -----------
     Net cash used in financing activities...................................        (1,190)              (623,174)
                                                                                -----------            -----------

Net (decrease) increase in cash and cash equivalents.........................    (2,736,861)             2,721,680
Cash and cash equivalents at beginning of period.............................     5,719,642              3,425,762
                                                                                -----------            -----------
Cash and cash equivalents at end of period...................................   $ 2,982,781            $ 6,147,442
                                                                                ===========            ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest....................................   $    85,103            $   107,414
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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine month periods ended September 30, 2000 and 1999 have been made and are reflected.


Note 2--Cash

  At September 30, 2000, AIRFUND II International Limited Partnership ("the Partnership") had $2,867,125 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


Note 3--Revenue Recognition

  Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 7 to the financial statements presented in the Partnership's 1999 Annual Report regarding the Class Action Lawsuit. Future minimum rents of $1,546,756, which include the aircraft releases discussed in Note 4 herein, are due as follows:

     For the year ending September 30,
          2001................................  $  571,006
          2002................................     412,079
          2003................................     294,089
          2004................................     269,582
                                                ----------
          Total...............................  $1,546,756
                                                ==========

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

Note 4--Equipment

  The following is a summary of equipment owned by the Partnership at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                                Remaining
                                                                Lease Term         Equipment,
                   Equipment Type                                (Months)           at Cost
                   --------------                                --------          ----------
Two Rolls Royce aircraft engines.....................               0                $ 6,000,000
One McDonnell-Douglas MD-82 (Finnair)................               7                  2,078,640
One McDonnell-Douglas MD-82 (Aero Mexico)............              47                  2,078,640
One Boeing 737-2H4 (Air Slovakia)....................              35                    639,834
One Boeing 737-2H4...................................               0                    639,833
                                                                                     -----------
                                                       Total equipment cost           11,436,947
                                                       Accumulated depreciation        8,522,136
                                                                                     -----------
                                                       Equipment, net of             $ 2,914,811
                                                       accumulated depreciation      ===========

  The costs of the two McDonnell-Douglas MD-82 aircraft and the two Boeing 737-2H4 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

  Certain of the aircraft and related lease payment streams were used to secure term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of approximately $4,157,000 and a net book value of $2,504,217 at September 30, 2000.

  The Partnership entered into a three year re-lease agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of $344,138 over the term of the lease. In addition, the Partnership entered into a four year re-lease agreement with Aero-Mexico for its proportionate interest in a McDonnell-Douglas MD-82 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of $1,151,849 over the term of the lease.

  The summary above includes equipment held for re-lease or sale with an original cost of approximately $6,640,000 and a net book value of $205,297 at September 30, 2000. This equipment included the Partnership's interest in a Boeing 737 aircraft, formerly leased to Southwest Airlines Inc., that had an original cost of approximately $640,000 and a net book value of $205,297 at September 30, 2000. This aircraft was returned by the lessee upon the lease term expiration in December 1999 and was remarketed in October 2000. In addition, the Partnership's two Rolls Royce aircraft engines previously leased to Classic Airways Limited, by virtue of its lease of a Lockheed L-1011-100 aircraft, were also held for sale or re-lease at September 30, 2000. The two Rolls Royce aircraft engines were fully depreciated at September 30, 2000 and had an original cost of approximately $6,000,000. The General Partner is actively seeking the sale or re-lease of these engines.

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

Note 5--Investment in Real Estate Venture

  On March 8, 2000, the Partnership and 10 affiliated partnerships (the "Exchange Partnerships") collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate development company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

  Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting

  The Partnership's accompanying financial statements as of and for the three and nine months ended September 30, 2000 are presented in accordance with the guidance above. The investment is net of the Partnership's share of loss in this real estate venture. For the three and nine months ended September 30, 2000, the Partnership's share of losses is $59,013 and $82,350, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss".

  The summarized financial information for Echelon Residential Holdings as of September 30, 2000 and for the period March 8, 2000 (commencement of operations) through September 30, 2000 is as follows:

                                   (Unaudited)
                                -----------------

      Total assets..............     $63,457,759
      Total liabilities.........     $64,221,109
      Total deficit.............     $  (763,350)

      Total revenues............     $ 1,565,618
      Total expenses............     $ 5,109,324
      Net loss..................     $(3,543,706)

                 AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

Note 6--Related Party Transactions

  All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                           For the nine months ended
                                                                 September 30,
                                                               2000              1999
                                                             --------        ----------
Equipment management fees................................    $ 18,223        $   79,210
Administrative charges...................................      39,178            59,108
Reimbursable operating expenses due to third parties.....     648,204         1,410,474
                                                             --------        ----------
     Total...............................................    $705,605        $1,548,792
                                                             ========        ==========

  All rents and proceeds from the sale of equipment are paid directly to EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2000, the Partnership was owed $11,172 by EFG for such funds and the interest thereon. These funds were remitted to the Partnership in October 2000.

Note 7--Notes Payable

  Notes payable at September 30, 2000 consisted of installment notes payable to banks of $980,585. The installment notes bear an interest rate of either 8.225% or a fluctuating interest rate based on LIBOR (approximately 6.62% at September 30, 2000) plus a margin. The Partnership has a balloon payment obligation at the expiration of the renewal lease term related to the aircraft on lease to Finnair OY of $130,575, which matures in April 2001. In addition, the Partnership has a balloon payment obligation of $701,062 which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness and the Partnership is currently paying interest-only on the outstanding debt amount. This obligation is related to the Partnership's interest in a McDonnell-Douglas MD-82 aircraft which was returned in January 2000 upon its lease term expiration and was re-leased in September 2000. The carrying amount of notes payable approximates fair value at September 30, 2000.

  All of the Partnership's debt matures during the year ending September 30, 2001.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

  As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft which were leased by major carriers engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. In addition, see the Partnership's 1999 Annual Report for discussion related to the detention and subsequent loss of one of the Partnership's aircraft in the United Kingdom in 1999. At September 30, 2000, the Partnership owned two aircraft engines and proportionate interests in four aircraft. The Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2005.

Results of Operations

  For the three and nine months ended September 30, 2000, the Partnership recognized lease revenue of $106,446 and $364,468, respectively, compared to $393,846 and $1,584,193, respectively for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft (one of which was sold in July 2000) and a McDonnell-Douglas MD-82 aircraft, and the sales of the Partnership's Boeing 727-208 ADV aircraft in April 1999 and the Partnership's Boeing 727-251 ADV aircraft in May 2000. See below for a detailed discussion of variances in lease revenue between the respective periods. The amount of future lease revenues in the near term will increase due to the re-lease of the McDonnell-Douglas MD-82 aircraft and one of the Boeing 737-2H4 aircraft in September 2000. Subsequently, the Partnership's lease revenue is expected to decline due to primary and renewal lease term expirations and aircraft sales.

  The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership held proportionate interest, expired on December 31, 1999 and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold resulting in $255,645 of proceeds and a net gain, for financial statement purposes, of $43,102 for the Partnership's proportional interest in the aircraft. In September 2000, one of the Boeing 737-2H4 aircraft was re-leased, with a lease term expiring in September 2003. Under the terms of this re-lease agreement, the Partnership will receive rents of $344,138 over the term of the lease. The remaining Boeing 737-2H4 aircraft was remarketed in October 2000. The Partnership recognized lease revenue of $8,194 and $283,176, respectively, from these three aircraft during the nine months ended September 30, 2000 and 1999.

 The lease term associated with a McDonnell-Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000, with a lease term expiring in September 2004. Under the terms of this re-lease agreement, the Partnership will receive rents of $1,151,849 over the term of the lease. The Partnership recognized lease revenue of $47,883 and $238,194 during the nine months ended September 30, 2000 and 1999, respectively.

  The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 while being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). In September 1999,
Transmeridian ceased paying rent with respect to this aircraft. See Note 7 to the financial statements presented in the Partnership's 1999 Annual Report for details regarding the legal action undertaken by the Partnership related to this situation. The Partnership recognized lease revenue of $70,000 and $560,000, respectively, related to this aircraft during the nine months ended September 30, 2000 and 1999. In May 2000, the Partnership sold the Boeing 727-251 ADV aircraft to a third-party for proceeds of $750,000. This aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $750,000 for the nine months ended September 30, 2000.

  In April 1999, the Partnership sold its Boeing 727-208 ADV aircraft, previously leased to American Trans Air, Inc., to the lessee for net proceeds of $3,109,500. The aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes of $3,109,500. The Partnership recognized lease revenue of $246,000 from this aircraft for the nine months ended September 30, 1999.

  During the nine months ended September 30, 1999, the Partnership recognized revenue of $19,980 related to the aircraft previously leased to Classic Airways Limited.

  As of September 30, 2000, the Partnership's ownership interests in the two Boeing 737-2H4 aircraft and the two McDonnell-Douglas MD-82 aircraft represent proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues and expenses associated with the aircraft.

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

  Interest income for the three and nine months ended September 30, 2000 was $50,577 and $154,751, respectively, compared to $87,871and $185,945 for the same periods in 1999. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments. On March 8,

2000, the Partnership utilized $3,640,000 of available cash for a loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). (See Note 5 to the financial statements herein). The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     Other income for the nine months ended September 30, 2000, reflects the receipt of $245,977 of unused aircraft maintenance reserves related to a sold aircraft and $55,000 for the sale of certain aircraft records, respectively.

     Depreciation expense was $72,591 and $232,265, respectively, for the three and nine months ended September 30, 2000 compared to $155,639 and $570,663 for the same periods in 1999.

     During the three and nine months ended September 30, 2000, the Partnership incurred interest expense of $25,399 and $79,472, respectively, compared to $27,061 and $98,394 for the same periods in 1999. Interest expense in future periods will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were $5,322 and $18,223, respectively, for the three and nine month periods ended September 30, 2000 compared to $19,693 and $79,210, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue.

     Operating expenses were $440,387 and $687,382, respectively, for the three and nine months ended September 30, 2000 and $421,553 and $1,469,582, respectively, for the same periods in 1999. Operating expenses in 2000 include storage and remarketing costs associated with the Partnership's off-lease aircraft and approximately $200,000 accrued for the Partnership's proportionate share of the cost of a required D-check on the McDonnell Douglas MD-82 aircraft leased to Finnair OY. In addition, operating expenses in 2000 include approximately $40,000 of costs incurred in connection with the Class Action Lawsuit discussed in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report. Operating expenses in 1999 included engine leasing costs of $738,000 incurred related to the aircraft formerly leased to Transmeridian. In addition, in 1999, the Partnership incurred legal fees in connection with the litigation with Transmeridian. Operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses.

     For the three and nine months ended September 30, 2000, the Partnership's share of losses in Echelon Residential Holdings is $59,013 and $82,350, respectively, and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss". See further discussion below.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Partnership by its nature is a limited life entity. As an aircraft leasing program, the Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $101,316 and a net inflow of $235,354 for the nine months ended September 30, 2000 and 1999, respectively. In the near term, lease revenue is expected to increase due to the re-leases of aircraft discussed above. Subsequently, aircraft remarketing activities will cause a decline in the Partnership's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. See additional discussion below regarding the loan made by the Partnership to Echelon Residential Holdings in March 2000.

     Cash realized for asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 2000, the Partnership realized $1,005,645 in equipment sales proceeds compared to $3,109,500 for the same period in 1999. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

     At September 30, 2000, the Partnership was due aggregate future minimum lease payments of $1,546,756 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $980,585. (See Notes 3 and 7 to the financial statements herein). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement. In addition, the General Partner and EFG are currently attempting to remarket the two aircraft engines, which are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty.

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

     In addition, in February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness which matured in January 2000 associated with a McDonnell-Douglas MD-82 aircraft formerly leased to Finnair OY. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $201,247 from such proceeds. The note bears a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $701,062, which matured in August 2000. The General Partner is currently negotiating with the existing lender to extend the term of this indebtedness and the Partnership is currently paying interest-only on the outstanding indebtdeness. The aircraft was returned in January 2000 upon its lease term expiration and was re-leased in September 2000. (See discussion above).

     In connection with a preliminary settlement agreement for the Class Action Lawsuit described in Note 7 to the financial statements presented in the Partnership's 1999 Annual Report, the Partnership is permitted to invest in new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership and 10 affiliated partnerships (the ``Exchange Partnerships) collectively loaned $32 million to Echelon Residential Holdings a newly-formed real estate development company owned by several investors, including James A. Coyne, Executive Vice President of EFG. Mr. Coyne, in his individual capacity, is the only equity investor in Echelon Residential Holdings related to EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.

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

     As discussed in Note 5 to the Partnership's financial statements herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the
Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

     At September 30, 2000, the Partnership had ownership interests in four commercial jet aircraft and two aircraft engines. Two of the aircraft are Boeing 737 aircraft formerly leased to Southwest Airlines, Inc. ("Southwest"). The lease agreements for each of these aircraft expired on December 31, 1999 and Southwest elected to return the aircraft. In September 2000 and October 2000, the aircraft were re-leased and remarketed, respectively, to users outside of the United States. The remaining two aircraft in the Partnership's portfolio have lease agreements that expire in April 2001 and September 2004, respectively.

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

     For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 1999, the General Partner had a positive tax capital account balance.

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


                        AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP


                        By: AFG Aircraft Management Corporation, a
                            Massachusetts corporation and the General
                            Partner of the Registrant.


                        By:  /s/ Michael J. Butterfield
                            ----------------------------------------------------
                                          Michael J. Butterfield
                             Treasurer of AFG Aircraft Management Corporation
                                       (Duly Authorized Officer and
                                      Principal Accounting Officer)


                        Date: November 14, 2000