Form 10-K/A
period 2000-12-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-05-30
CIK 853937

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10- K/A
                         Amendment No. 1 to Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                         -------------------------------------------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from__________________________ to_____________________

Commission file number    0-19137
                      ----------------------------------------------------------

                 AIRFUND II International Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

  Massachusetts                               04-3057290
-----------------------------------------     ----------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.
 incorporation or organization)

  88 Broad St., Sixth Floor, Boston, MA       02110
-----------------------------------------     ----------------------------------
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code   (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act   NONE
                                                          ----------------------

     Title of each class             Name of each exchange on which registered

___________________________        _____________________________________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                 AIRFUND II International Limited Partnership

                                 FORM 10- K/A

                               TABLE OF CONTENTS

                                                                                                                        Page
                                                                                                                        ----
                                                            PART I

Item 1.           Business.........................................................................................       3

Item 2.           Properties.......................................................................................       7

Item 3.           Legal Proceedings................................................................................       7

Item 4.           Submission of Matters to a Vote of Security Holders..............................................       7


                                                            PART II

Item 5.           Market for the Partnership's Securities and Related Security Holder Matters......................       8

Item 6.           Selected Financial Data..........................................................................      10

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations............      10

Item 7A.          Quantitative and Qualitative Disclosures about Market Risks......................................      18

Item 8.           Financial Statements and Supplementary Data......................................................      19

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............      43


                                                           PART III

Item 10.          Directors and Executive Officers of the Partnership..............................................      44

Item 11.          Executive Compensation...........................................................................      45

Item 12.          Security Ownership of Certain Beneficial Owners and Management...................................      46

Item 13.          Certain Relationships and Related Transactions...................................................      46


                                                            PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................      48

PART I

Item 1.  Business.
-----------------

     (a)  General Development of Business

     AIRFUND II International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by AF/AIP Programs Limited Partnership. EFG and a wholly owned affiliate are the 99% limited partners and AFG Programs, Inc., a Massachusetts corporation that is wholly-owned by Geoffrey
A. MacDonald, is the 1% general partner. The General Partner is not required to make any other capital contributions to the Partnership except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended", or the "Partnership Agreement").

     (b)  Financial Information About Industry Segments

     The Partnership is engaged in only one operating industry segment: financial services. Historically, the Partnership has acquired used commercial aircraft and leased the aircraft to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. In the year ended December 31,2000, the Partnership also entered into a sales-type lease, described in Note 2 to the financial statements included in
Item 8 herein. Industry segment data is not applicable.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 9 to the financial statements, included in Item 8 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,640,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The initial Interim Closing date of the Offering of Units of the Partnership was May 17, 1990. The initial purchase of aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred at each of five subsequent Interim Closings, the last of which occurred on June 28, 1991, the Final Closing. The Partnership's aircraft and the associated leases are described in Note 3 to the financial statements included in Item 8, herein. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2005. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13, herein and Note 6 to the financial statements included in Item 8, herein.

     The Partnership's investment in commercial aircraft is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality and defaults by lessees. A principal business risk of owning and leasing aircraft is the possibility that aggregate lease revenues and aircraft sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Partnership is subject to considerable competition when the aircraft are re-leased or sold at the expiration of current lease terms. The Partnership must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including lease programs organized and managed similarly to the Partnership, and including other EFG- sponsored partnerships and trusts, which may seek to re-lease or sell aircraft within their own portfolios to the same customers as the Partnership. In addition, default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

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

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated by reference to Note 2 to the financial statements included in Item
8. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Not applicable.

Item 2.  Properties.
-------------------

     Incorporated herein by reference to Note 3 to the financial statements in
Item 8.

Item 3.  Legal Proceedings.
--------------------------

     Incorporated herein by reference to Note 9 to the financial statements in
Item 8.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     None.

PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder
-----------------------------------------------------------------------------
Matters.
-------

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 9 to the financial statements included in Item 8, herein. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. The General Partner has continued to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

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

     In particular, the Partnership must contemplate the potential liquidity risks associated with its investment in commercial jet aircraft. The management and remarketing of aircraft can involve, among other things, significant costs and lengthy remarketing initiatives. Although the Partnership's lessees are required to maintain the aircraft during the period of lease contract, repair, maintenance, and/or refurbishment costs at lease expiration can be substantial. For example, an aircraft that is returned to the Partnership meeting minimum airworthiness standards, such as flight hours or engine cycles, nonetheless may require heavy maintenance in order to bring its engines, airframe and other hardware up to standards that will permit its prospective use in commercial air transportation.

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

Item 6.  Selected Financial Data.
--------------------------------

     The following data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

     For each of the years in the five year period ended December 31, 2000:

               Summary of
               Operations                       2000         1999          1998           1997         1996
-----------------------------------------   -----------  -----------   ------------   ------------  ----------
Operating and sales-type lease revenue...   $   556,906  $ 1,841,170   $  3,130,704   $  3,224,618  $  4,706,774

Interest Income.........................    $   202,930  $   267,788   $    158,844   $    110,635  $    265,820

Net income (loss)........................   $   176,226  $ 1,892,009   $ (1,208,085)  $ (1,762,752) $ (3,649,940)

Per Unit:
     Net income (loss)...................   $      0.06  $      0.66   $      (0.42)  $      (0.62) $      (1.28)

     Cash distributions declared.........   $        --  $        --   $         --   $         --  $       2.25


           Financial Position
           ------------------

Total assets.............................   $ 9,250,375  $ 9,112,479   $  8,076,569   $  9,765,106  $ 13,163,812

Total long-term obligations..............   $   906,869  $   981,775   $  1,896,665   $  2,677,520  $  3,419,785

Partners' capital........................   $ 7,700,277  $ 7,524,051   $  5,632,042   $  6,840,127  $  8,602,879

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
-------------

                     Year ended December 31, 2000 compared
               to the year ended December 31, 1999 and the year
                            ended December 31, 1999
                 compared to the year ended December 31, 1998

     Certain statements in this Form 10-K of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 9 to the financial statements included in Item 8 herein, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft, which were leased by major carriers, engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Currently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At December 31, 2000, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft and two aircraft engines. In addition, in 2000 the Partnership entered into a conditional sales agreement related to its interest in an aircraft. Presently, the

Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 9 to the financial statements included in Item 8 herein. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2005.

     The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

     On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele Group Inc. ("Semele") securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advice, do not believe that the Designated Partnerships are investment companies.

     The letter also stated that the Division is considering whether to commence an enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the SEC staff's May 10, 2001 letter.

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

Results of Operations
---------------------

     For the year ended December 31, 2000, the Partnership recognized operating lease revenue of $554,415 compared to $1,841,170 and $3,130,704 for the years ended December 31, 1999 and 1998, respectively. The decrease in lease revenue from 1999 to 2000 resulted primarily from the expiration of lease terms related to the Partnership's interest in three Boeing 737-2H4 aircraft and a McDonnell Douglas MD-82 aircraft, as discussed below, and the sales of the Partnership's Boeing 727-208 ADV aircraft and its Boeing 727-251 ADV aircraft in April 1999 and May 2000, respectively. The decrease in lease revenue from 1998 to 1999 resulted primarily to the non-payment of rents by the lessee of the Partnership's Lockheed L-1011-100 aircraft and the lessee's subsequent liquidation (see below), the non-payment of rents by the lessee of the Partnership's Boeing 727-251 ADV aircraft (see below) and the sale of the Boeing 727-208 ADV aircraft and the Partnership's interest in a Lockheed L-1011-50 aircraft in April 1998. The amount of operating lease revenues in the near term will increase due to the re-lease of both the McDonnell Douglas MD-82 aircraft and one of the Boeing 737-2H4 aircraft in September 2000. Subsequently, operating lease revenue is expected to decline due to lease term expiration and aircraft sales. See discussion below related to the Partnership's sales-type lease revenue for the year ended December 31, 2000.

     The Partnership's equipment portfolio included assets in which the Partnership holds a proportionate ownership interest. The remaining interests are owned by an affiliated equipment leasing program sponsored by Equis Financial Group Limited Partnership ("EFG"). The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.

     The lease terms related to the three Boeing 737-2H4 aircraft, in which the Partnership held a proportionate interest, expired on December 31, 1999 and the aircraft were stored pending their remarketing. In July 2000, one of the Boeing 737-2H4 aircraft was sold, resulting in $255,645 of proceeds and a net gain, for financial statement purposes, of $43,102. In September 2000, a second Boeing 737-2H4 aircraft was re-leased, with a lease term expiring in September 2003. Under the terms of this re-lease agreement, the Partnership will receive rents of approximately $350,000 over the term of the lease. The Partnership entered into a conditional sales agreement to sell its interest in the remaining Boeing 737-2H4 aircraft as described below.

     The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico S.A. de C.V., with a lease term expiring in September 2004. Under the terms of this re-lease agreement, the Partnership will receive rents of approximately $1,176,358 over the term of the lease. The remaining McDonnell

Douglas MD-82 aircraft, in which the Partnership owns an ownership interest, is currently on lease to Finnair OY through April 2001.

  Interest income for the year ended December 31, 2000 was $202,930 compared to $267,788 and $158,844 for the years ended December 31, 1999 and 1998, respectively. Interest income is typically generated from temporary investments of rental receipts and equipment sale proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. On March 8, 2000, the Partnership utilized $3,640,000 of available cash for a loan to Echelon Residential Holdings. The loan is presented in the accompanying financial statements in accordance with the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants in February 1986 entitled "ADC Arrangements", and therefore the Partnership does not recognize interest income related to this loan. (See further discussion included in Note 4 to the financial statements included in Item 8 herein).

  Other income for the year ended December 31, 2000 reflects the receipt of $245,977 of unused aircraft maintenance reserves related to a sold aircraft and $55,000 for the sale of certain aircraft records.

  In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the year ended December 31, 2000, the Partnership recorded a net gain on sale of equipment, for financial statement purposes, of $91,471 for the Partnership's proportional interest in the aircraft and recognized sales-type lease revenue of $2,491.

  The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 while being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). In September 1999, Transmeridian ceased paying rent with respect to this aircraft. See Note 9 to the accompanying financial statements for details regarding legal action undertaken by the Partnership related to this situation. In May 2000, the Partnership sold the Boeing 727-251 ADV aircraft to a third party for proceeds of $750,000. This aircraft was fully depreciated at the time of sale resulting in a net gain, for financial statement purposes, of $750,000 for the year ended December 31, 2000. The Partnership recognized lease revenue of $70,000, $560,000, and $876,667 related to this aircraft during the years ended December 31, 2000, 1999 and 1998, respectively.

  In April 1999, the Partnership sold its Boeing 727-208 ADV aircraft, previously leased to American Trans Air, Inc. ("ATA"), to the lessee for net proceeds of $3,109,500. The aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $3,109,500. The Partnership recognized lease revenue of approximately $246,000 and $762,000 related to this aircraft for the year ended December 31, 1999 and 1998, respectively.

  In August 1998, Classic Airways Limited ("Classic") ceased paying rent with respect to the Partnership's Lockheed L-1011-100 jet aircraft. In October 1998, Classic filed for receivership in the United Kingdom ("UK") and was placed in liquidation (see further discussion below). The Partnership earned lease revenue in the amount of approximately $320,000 related to this aircraft during the year ended December 31, 1998.

  On April 29, 1998, at the expiration of the aircraft's lease term, the Partnership sold its proportional interest in a Lockheed L-1011-50 aircraft to the lessee for net proceeds of $553,699. The Partnership's interest in the aircraft had a net book value of $426,434 at the time of sale, resulting in the recognition of a net gain on sale, for financial statement purposes, of $127,265.

  It cannot be determined whether future sales of aircraft will result in a net gain or a net loss to the Partnership, as such transactions will be dependent upon the condition and type of aircraft being sold and their marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

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

  Interest expense was $103,919, $120,701 and $200,679 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense in near term will increase as a result of the Partnership's debt refinancing in February 2001. (See Note 11 to the financial statements included in Item 8.) Subsequently, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. See additional discussion below regarding the refinancing of the debt in 2001.

  Management fees of $29,913, 92,059, and 156,535 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses were $1,061,428, $2,059,346 and $1,815,947 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 and 1999, the Partnership accrued approximately $149,000 and $201,000, respectively, for the reconfiguration costs and completion of a D-Check incurred to facilitate the remarketing of the McDonnell Douglas MD-82 aircraft released in September 2000. In 2000, the Partnership also accrued approximately $201,000 for a required D-check for a second McDonnell Douglas MD-82 aircraft. In addition, the Partnership incurred legal fees in connection with the lease-related litigation described in Note 9 to the financial statements included in Item 8. Operating expenses in the year ended December 31, 1999 include engine leasing costs of $984,000 incurred related to the aircraft leased to Transmeridian and legal costs related to the Partnership's ongoing litigation. In addition, the operating expenses in 1998 also included legal costs incurred in connection with legal proceedings related to Northwest Airlines, Inc. and Classic. Operating expenses in 2000, 1999 and 1998 also included approximately $41,000, $50,000 and $332,000, respectively, related to the Class Action Lawsuit described in Note 9 to the financial statements included in Item 8. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $297,611, $1,054,343, and $2,451,737 for the years ended December 31, 2000, 1999, and 1998, respectively.

  For the year ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $276,289. This loss is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss." See further discussion below.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $182,996 in 2000 and net cash inflows of $99,270 and $1,550,424 in 1999 and
1998, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarket its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

  Cash realized from aircraft disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the year ended December 31, 2000, the Partnership realized net cash proceeds of $1,005,645 related to its Boeing 737-2H4 and 727-251 ADV aircraft. In 1999, the Partnership received sales proceeds of $3,109,500 related to its Boeing 727-208 ADV aircraft formerly leased to ATA. During the year ended December 31, 1998, the Partnership sold its interest in a Lockheed L-1011-50 aircraft and realized net cash proceeds of $553,699. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

  At December 31, 2000, the Partnership was due aggregate future minimum lease payments of $1,727,838 from contractual operating and sales-type lease agreements (see Notes 2 and 5 to the financial statements included in Item 8), a portion of which will be used to amortize the principal balance of notes payable of $906,869 (see Note 7 to the financial statements included in Item 8). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

  In August 1998, a lessee of the Partnership, Classic, ceased paying rent to the Partnership with respect to a Lockheed L-1011-100 Aircraft (the "Aircraft") and the Partnership terminated the lease. Classic then filed for receivership in the United Kingdom ("UK") and was placed in liquidation. Prior to its liquidation, Classic had incurred and failed to pay significant airport ground fees to BAA plc, Eurocontrol, and CAA (collectively, the "Airport Authorities"). Classic's failure to pay such charges resulted in detention of the Aircraft by BAA plc. The total of ground fees and expenses asserted by the Airport Authorities, which continued to accrue after the detention began, exceeded $1,500,000 at November 30, 1999. Prior to that date, the General Partner had attempted to reach a negotiated settlement with the Airport Authorities so that the Aircraft could be returned to the Partnership. Those negotiations were unsuccessful and the General Partner determined that the amount of fees owed to the Airport Authorities was in excess of the Aircraft's value and, therefore, it would not be in the Partnership's best interests to pay these fees.

  BAA plc obtained a judgment from a UK Court entitling it to sell the aircraft to satisfy the unpaid charges and, on December 8, 1999, the Aircraft was sold at auction. It is believed that the sale price was insufficient to satisfy the aggregate fees owed to the Airport Authorities. Accordingly, the Partnership will not realize any portion of the sale proceeds obtained by BAA plc nor any future residual value from the Aircraft. Notwithstanding the foregoing, the Partnership held the Aircraft's records, which were sold for $55,000 in 2000. In addition, the Partnership retains two engines that had been removed from the Aircraft for maintenance prior to Classic's liquidation. The General Partner is attempting to remarket these engines. At the date of Classic's liquidation, the Partnership had accrued $160,000 of rental income which had not been collected from Classic and all of which was written off as uncollectible in the third quarter of 1998. The Aircraft, including the two engines that were removed for maintenance, had been fully depreciated prior to the auction by BAA plc. Subsequent to the auction, the Aircraft (except for the two engines) was written off by the Partnership.

  In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 9 to the financial statements included in Item 8, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,640,000 to a newly formed real estate company, Echelon Residential Holdings to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

  As discussed in Note 4 to the Partnership's financial statements included in Item 8 herein, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of Echelon Residential Holdings under the equity method of accounting.

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

  The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that the court may object to the general partner's action to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

  The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the Partnership's Statement of Cash Flows. The corresponding note agreements are recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization periods (which generally coincides with the lease terms). As rental payments are collected, a portion of all of the rental payments is used to repay associated indebtedness. In the near term, the amount of cash used to repay debt obligations will increase due to the refinancing discussed below. Subsequently the amount of cash used will decline as the principal balance of notes payable is reduced through the collection and application of rents.

  In February 2000, the Partnership and certain affiliated investment programs (collectively, the "Programs") refinanced the indebtedness, which matured in January 2000 associated with a McDonnell Douglas MD-82 aircraft re-leased in September 2000. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $201,247 from such proceeds. The note had a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $701,062, which matured in August 2000. The Partnership paid interest-only on the debt throughout 2000. In February 2001, the Programs refinanced the outstanding indebtedness and accrued interest related to this aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,211,860 including $706,831 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $505,028 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $130,852 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000.
The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

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

  The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 8 to the financial statements included in Item 8). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal components of the cumulative difference between financial statement income or loss and tax income or loss result from different depreciation policies for book and tax purposes and different treatments for book and tax purposes related to the real estate venture.

  For financial reporting purposes, the General Partner has accumulated a capital deficit at December 31, 2000. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

  In any given year, it is possible that Recognized Owners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Recognized Owners adequate to cover any tax obligation.

  The Partnership is a Nominal Defendant in a Class Action Lawsuit described in
Note 9 to the accompanying financial statements included in Item 8 herein. The proposed settlement to that lawsuit, if effected, will materially change the future organizational structure and business interests of the Partnership, as well as its cash distribution policies. In addition, the General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.
----------------------------------------------------------------------

    The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

  The Partnership's exposure to market risk for changes in interest rates at December 31, 2000 related primarily to the Partnership's note payable for which the interest rate is based on the London Interbank Offering Rate ("LIBOR"). However, subsequent to December 31, 2000, the Partnership refinanced its variable rate note payable with instruments bearing a fixed rate of interest. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of a 100 bases point increase in the interest rate on this note payable would not have a material effect on the Partnership's financial statements.

  The Partnership's acquisition, development and construction loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2000 was not material.

Item 8.  Financial Statements and Supplementary Data.
----------------------------------------------------

     Financial Statements:

           Report of Independent Auditors.................................................20

           Statement of Financial Position
           at December 31, 2000 and 1999..................................................21

           Statement of Operations
           for the years ended December 31, 2000, 1999 and 1998...........................22

           Statement of Changes in Partners' Capital
           for the years ended December 31, 2000, 1999 and 1998...........................23

           Statement of Cash Flows
           for the years ended December 31, 2000, 1999 and 1998...........................24

           Notes to the Financial Statements..............................................25

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------

To the Partners of AIRFUND II International Limited Partnership:

We have audited the accompanying statements of financial position of AIRFUND II International Limited Partnership, as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Echelon Residential Holdings LLC, (a limited liability company to which the Partnership has loaned $3,640,000), have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the financial statements relates to data included for Echelon Residential Holdings LLC, it is based solely on their report.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of AIRFUND II International Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /S/ ERNST & YOUNG LLP

Tampa, Florida
March 30, 2001,
except for the last 7 paragraphs of Note 11, as to which the date is May 15, 2001

                 AIRFUND II International Limited Partnership

                        STATEMENT OF FINANCIAL POSITION
                          December 31, 2000 and 1999

                                                                         2000                              1999
                                                                   -----------------               -----------------

ASSETS
Cash and cash equivalents.....................................     $       2,827,385               $       5,719,642
Rents receivable..............................................               116,820                              --
Accounts receivable - affiliate...............................                33,452                           1,476
Other assets .................................................                24,508                          31,742
Investment in real estate venture.............................             3,363,711                              --
Net investment in sales-type lease............................               240,330                              --
Equipment at cost, net of accumulated
    depreciation of $8,152,945 and $18,449,875
    at December 31, 2000 and 1999, respectively...............             2,644,169                       3,359,619
                                                                   -----------------               -----------------
        Total assets..........................................     $       9,250,375               $       9,112,479
                                                                   =================               =================


LIABILITIES AND PARTNERS' CAPITAL

Notes payable.................................................     $         906,869               $         981,775
Accrued interest..............................................                 7,161                          13,356
Accrued liabilities...........................................               591,617                         463,324
Accrued liabilities - affiliate...............................                17,207                          78,593
Deferred rental income........................................                27,244                          51,380
                                                                   -----------------               -----------------
        Total liabilities.....................................             1,550,098                       1,588,428
                                                                   -----------------               -----------------

Partners' capital (deficit):
    General Partner...........................................            (2,610,443)                     (2,619,254)
    Limited Partnership Interests (2,714,647 Units;
     initial purchase price of $25 each)......................            10,310,720                      10,143,305
                                                                   -----------------               -----------------
        Total partners' capital...............................             7,700,277                       7,524,051
                                                                   -----------------               -----------------
        Total liabilities and partners' capital...............     $       9,250,375               $       9,112,479
                                                                   =================               =================

  The accompanying notes are an integral part of these financial statements.

                  AIRFUND II International Limited Partnership

                            STATEMENT OF OPERATIONS
             For the years ended December 31, 2000, 1999 and 1998

                                                           2000                     1999                       1998
                                                     ----------------         ----------------          ----------------
Income:
     Operating lease revenue......................   $        554,415         $      1,841,170          $      3,130,704
     Sales-type lease revenue.....................              2,491                       --                        --
     Interest income..............................            202,930                  267,788                   158,844
     Other income.................................            300,977                       --                        --
     Gain on sale of equipment....................            884,573                3,109,500                   127,265
                                                     ----------------         ----------------          ----------------
         Total income.............................          1,945,386                5,218,458                 3,416,813
                                                     ----------------         ----------------          ----------------



Expenses:
     Depreciation.................................            297,611                1,054,343                 2,451,737
     Interest expense.............................            103,919                  120,701                   200,679
     Equipment management fees -                               29,913                   92,059                   156,535
      affiliate...............................
     Operating expenses - affiliate...............          1,061,428                2,059,346                 1,815,947
     Partnership's share of unconsolidated
      real estate venture's loss...............               276,289                       --                        --
                                                     ----------------         ----------------          ----------------
         Total expenses...........................          1,769,160                3,326,449                 4,624,898
                                                     ----------------         ----------------          ----------------

Net income (loss).................................   $        176,226         $      1,892,009          $     (1,208,085)
                                                     ================         ================          ================


Net income (loss)
     per limited partnership unit.................   $           0.06         $           0.66          $          (0.42)
                                                     ================         ================          ================

  The accompanying notes are an integral part of these financial statements.

                 AIRFUND II International Limited Partnership

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
             For the years ended December 31, 2000, 1999 and 1998

                                                      General
                                                      Partner          Recognized Owners
                                                                    ------------------------
                                                      Amount          Units          Amount          Total
                                                  -----------       ---------                     -----------
Balance at December 31, 1997............          $(2,653,450)      2,714,647     $ 9,493,577     $ 6,840,127

    Net loss - 1998.....................              (60,404)             --      (1,147,681)     (1,208,085)
                                                  -----------       ---------     -----------      ----------

Balance at December 31, 1998............           (2,713,854)      2,714,647       8,345,896       5,632,042

    Net income - 1999...................               94,600              --       1,797,409       1,892,009
                                                  -----------       ---------     -----------     -----------

Balance at December 31, 1999............           (2,619,254)      2,714,647      10,143,305       7,524,051

     Net income - 2000..................                8,811              --         167,415         176,226
                                                  -----------       ---------     -----------     -----------

Balance at December 31, 2000............          $(2,610,443)      2,714,647     $10,310,720     $ 7,700,277
                                                  ===========       =========     ===========     ===========

  The accompanying notes are an integral part of these financial statements.

                 AIRFUND II International Limited Partnership

                            STATEMENT OF CASH FLOWS
             For the years ended December 31, 2000, 1999 and 1998


                                                                      2000                    1999                    1998
                                                                ----------------        ----------------        ----------------
Cash flows provided by (used in) operating activities:
Net income (loss).............................................. $        176,226        $      1,892,009        $     (1,208,085)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
     Depreciation..............................................          297,611               1,054,343               2,451,737
     Sales-type lease revenue..................................           (2,491)                     --                      --
     Gain on sale of equipment.................................         (884,573)             (3,109,500)               (127,265)
     Partnership's share of unconsolidated
        real estate venture's loss.............................          276,289                      --                      --
Changes in assets and liabilities:
     Decrease (increase) in:
        Rents receivable.......................................         (116,820)                 39,933                  25,187
        Accounts receivable - affiliate........................          (31,976)                 69,702                 234,181
        Other assets...........................................            7,234                  93,992                (125,734)
        Collections on net investment in sales-type lease......           58,928                      --                      --
     Increase (decrease) in:
        Accrued interest.......................................           (6,195)                (11,770)                 (4,492)
        Accrued liabilities....................................          128,293                   4,839                 450,235
        Accrued liabilities - affiliate........................          (61,386)                 62,339                 (26,270)
        Deferred rental income.................................          (24,136)                  3,383                (119,070)
                                                                ----------------        ----------------        ----------------
         Net cash (used in) provided by operating activities...         (182,996)                 99,270               1,550,424
                                                                ----------------        ----------------        ----------------

Cash flows provided by (used in) investing activities:
     Proceeds from equipment sales.............................        1,005,645               3,109,500                 553,699
     Investment in real estate venture.........................       (3,640,000)                     --                      --
                                                                ----------------        ----------------        ----------------
         Net cash (used in) provided by investing activities...       (2,634,355)              3,109,500                 553,699
                                                                ----------------        ----------------        ----------------

Cash flows provided by (used in) financing activities:
     Proceeds from notes payable...............................          201,247                      --                      --
     Principal payments - notes payable........................         (276,153)               (914,890)               (780,855)
                                                                ----------------        ----------------        ----------------
         Net cash used in financing activities.................          (74,906)               (914,890)               (780,855)
                                                                ----------------        ----------------        ----------------

Net (decrease) increase in cash and cash equivalents...........       (2,892,257)              2,293,880               1,323,268
Cash and cash equivalents at beginning of year.................        5,719,642               3,425,762               2,102,494
                                                                ----------------        ----------------        ----------------
Cash and cash equivalents at end of year....................... $      2,827,385        $      5,719,642        $      3,425,762
                                                                ================        ================        ================

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest.................... $        110,114        $        132,471        $        205,171
                                                                ================        ================        ================

Supplemental disclosure of non-cash financing activities:
     Equipment sold on sales-type lease........................ $        296,767        $             --        $             --
                                                                ================        ================        ================

  The accompanying notes are an integral part of these financial statements.

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                               December 31, 2000

NOTE 1 - ORGANIZATION AND PARTNERSHIP MATTERS
---------------------------------------------

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

     EFG is a Massachusetts partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Partnership and several other direct-participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

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

     On June 28, 1991, the Offering of Units of the Partnership was concluded. The Partnership issued an aggregate of 2,714,647 Units in six Interim Closings during the period May 17, 1990 through June 28, 1991. The initial purchase of the aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred subsequent to each Closing. The six Interim Closings which occurred in 1990 and 1991 and the associated Units issued, purchase price and number of investors who became Recognized Owners of the Partnership are summarized below.

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

                                                                                            Recognized
     Closing Date                                 Units Issued                Purchase Price                      Owners
----------------------                          ---------------             ------------------              ---------------
May 17, 1990................................          1,725,100             $       43,127,500                        2,600
August 2, 1990..............................            317,986                      7,949,650                          494
October 1, 1990.............................            159,510                      3,987,750                          251
December 27, 1990...........................            246,845                      6,171,125                          398
February 15, 1991...........................            112,796                      2,819,900                          173
June 28, 1991...............................            152,410                      3,810,250                          276
                                               ----------------             ------------------              ---------------

                  Totals....................          2,714,647             $       67,866,175                        4,192
                                               ================             ==================              ===============

     Pursuant to the Restated Agreement, as amended, distributions of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Partnership shall be made as follows: Prior to Payout, (i) Distributable Cash From Operations will be distributed 95% to the Recognized Owners and 5% to the General Partner and (ii) Distributable Cash From Sales or Refinancings shall be distributed 99% to the Recognized Owners and 1% to the General Partner. After Payout, (i) all Distributions will be distributed 99% to the General Partner and 1% to the Recognized Owners until the General Partner has received an amount equal to 5% of all Distributions made by the Partnership and (ii) thereafter, all Distributions will be made 90% to the Recognized Owners and 10% to the General Partner.

     Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees which the General Partner believes to be competitive for similar services (see Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash
----

     The Partnership considers liquid investment instruments purchased with a maturity of three months or less to be cash equivalents. From time to time, the Partnership invests excess cash with large institutional banks in federal agency discount notes and in repurchase agreements with overnight maturities. Under the terms of the agreements, title to the underlying securities passes to the Partnership. The securities underlying the agreements are book entry securities. At December 31, 2000, the Partnership had $2,710,280 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.

Revenue Recognition
-------------------

     Effective January 1, 2000, the Partnership adopted the provisions of Securities Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Partnership's financial statements.

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 9 regarding the Class Action Lawsuit. Future minimum rents are $1,472,431 are due as follows:

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

     For the year ending December 31,       2001..........    $    491,543
                                            2002..........         412,079
                                            2003..........         372,749
                                            2004..........         196,060
                                                            --------------

                                            Total.........    $  1,472,431
                                                            ==============

     Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $255,407 are due in the year ending December 31, 2001.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                               2000                          1999                         1998
                                                          ---------------               ---------------               -----------
Finnair OY...........................................     $       346,949               $       634,658               $     639,923
Aerovias de Mexico S.A. de C.V.......................     $        92,311               $            --               $          --
Transmeridian Airlines, Inc..........................     $        70,000               $       560,000               $     876,667
Southwest Airlines, Inc..............................     $            --               $       380,699               $     377,568
American Trans Air, Inc..............................     $            --               $       245,533               $     762,000
Classic Airways Limited..............................     $            --               $            --               $     319,960

Use of Estimates
----------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment on Lease
------------------

     All aircraft were acquired from EFG or one of its Affiliates. Equipment Cost means the actual cost paid by the Partnership to acquire the aircraft, including acquisition fees. Equipment cost reflects the actual price paid for the aircraft by EFG or the Affiliate plus all actual costs incurred by EFG or the Affiliate while carrying the aircraft less the amount of all rents received by EFG or the Affiliate prior to selling the aircraft.

Depreciation
------------

     The Partnership's depreciation policy is intended to allocate the cost of aircraft over the period during which they produce economic benefit. The principal period of economic benefit is considered to correspond to each aircraft's primary lease term, which term generally represents the period of greatest revenue potential for each aircraft. Accordingly, to the extent that an aircraft is held on primary lease term, the Partnership depreciates the difference between (i) the cost of the aircraft and (ii) the estimated residual value of the aircraft on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of aircraft values at the date of primary lease expiration. To the extent that an aircraft is held beyond its primary lease term, the Partnership continues to depreciate the remaining net book value of the aircraft on a straight-line basis over the aircraft's remaining economic life. Periodically, the General Partner evaluates the net carrying value of equipment to determine whether it exceeds estimated net realizable value. Adjustments to reduce the net carrying value of equipment are recorded in those instances where estimated net realizable value is considered to be less than net carrying value.

     The ultimate realization of residual value for any type of aircraft is dependent upon many factors, including EFG's ability to sell and re-lease aircraft. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time.

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

Remarketing and Maintenance Expenses
------------------------------------

     The Partnership expenses storage and remarketing costs associated with aircraft and other equipment under lease as incurred.

     Generally, the costs of scheduled inspections and repairs and routine maintenance for aircraft and other equipment under lease are the responsibility of the lessee. For aircraft under lease, scheduled airframe inspections and repairs, such as "D checks", are generally the responsibility of the lessee. In certain situations, the Partnership may be responsible for reimbursing the lessee for a portion of such costs paid by the lessee prior to the redelivery date (i.e., the expiration of the lease term) or may be entitled to receive additional payments from the lessee based on the terms and conditions set forth in the lease arrangement which considers, among other things, the amount of time remaining until the next scheduled maintenance event. The Partnership records the amount payable or receivable, with a corresponding charge or credit to operations.

Real Estate Loan
----------------

     The Partnership accounts for the loan to a real estate company using the guidance set forth in the Third Notice to Practitioners by the American Institute of Certified Public Accountants ("AICPA") in February 1986 entitled "ADC Arrangements" (the "Third Notice"). The Partnership has evaluated this loan and has determined that real estate accounting is appropriate. This determination affects the Partnership's balance sheet classification of the loan and the recognition of revenues derived therefrom. The Third Notice was issued to address those real estate acquisition, development and construction arrangements where a lender has virtually the same risk and potential rewards as those of owners or joint ventures. Emerging Issues Task Force ("EITF") 86-21, "Application of the AICPA Notice to Practitioners regarding Acquisition, Development and Construction Arrangements to Acquisition of an Operating Property" expanded the applicability of the Third Notice to entities other than financial institutions.

     Based on the applicability of the Third Notice, EITF 86-21 and consideration of the economic substance of the transaction, the loan is considered to be an investment in a real estate venture for accounting purposes. In accordance with the provisions of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures", the Partnership reports its share of income or loss of the real estate company under the equity method of accounting.

     The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency. See Note 4 for additional discussion.

Net Investment in Sales-Type Lease
----------------------------------

     For leases that qualify as sales-type leases, the Partnership recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the carrying value. For balance sheet purposes, the aggregate lease payments receivable are recorded on the balance sheet net of unearned income as net investment in sales-type lease. Unearned income is recognized as sales-type lease revenue over the lease term using the interest method.

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

Impairment of Long-Lived Assets
-------------------------------

     The carrying value of long-lived assets, including equipment and the real estate loan, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.

Accrued Liabilities - Affiliate
-------------------------------

     Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate (see Note 6).

Contingencies
-------------

     It is the Partnership's policy to recognize a liability for goods and services during the period when the goods or services are received. To the extent that the Partnership has a contingent liability, meaning generally a liability the payment of which is subject to the outcome of a future event, the Partnership recognizes a liability in accordance with Statement of Financial Accounting Standards No. 5 "Accounting for Contingencies" ("SFAS No. 5"). SFAS No. 5 requires the recognition of contingent liabilities when the amount of liability can be reasonably estimated and the liability is probable.

     The Partnership is a Nominal Defendant in a Class Action Lawsuit. In 1998, a settlement proposal to resolve that litigation was negotiated and remains pending (see Note 9). The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $423,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected and, therefore, the Partnership expensed approximately $332,000 of these costs in 1998 following the Court's approval of the settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the settlement proposal and other pertinent information. As a result, the Partnership accrued and expensed additional amounts of approximately $41,000 and $50,000 for such costs during 2000 and 1999, respectively. See notes 9 and 11 for additional discussions.

     The Investment Company Act of 1940 (the "Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. If necessary, the Partnership intends to avoid being deemed an investment company by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

Allocation of Profits and Losses
--------------------------------

     For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Recognized Owners and 5% to the General Partner). See Note 8 concerning allocation of income or loss for income tax purposes.

Net Income (Loss) Per Unit
--------------------------

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

     Net income (loss) per unit is based on 2,714,647 Units outstanding during each of the three years in the period ended December 31, 2000 and computed after allocation of the General Partner's 5% share of net income (loss).

Provision for Income Taxes
--------------------------

     No provision or benefit from income taxes is included in the accompanying financial statements. The Partners are responsible for reporting their proportionate shares of the Partnership's taxable income or loss and other tax attributes on their separate tax returns.

NOTE 3 - EQUIPMENT
------------------

     The following is a summary of equipment owned by the Partnership at December 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from December 31, 2000 under contracted lease terms. A remaining lease term equal to zero reflects equipment held for sale or re-lease in the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                                Remaining
                                                                Lease Term              Equipment
                      Equipment Type                             (Months)                at Cost                     Location
----------------------------------------------------------  ------------------      --------------------  -------------------
Two Rolls Royce aircraft engines..........................          0               $          6,000,000  Warehouse
One McDonnell Douglas MD-82 (Finnair).....................          4                          2,078,640  Foreign
One McDonnell Douglas MD-82
(Aerovias de Mexico S.A. de C.V)..........................          44                         2,078,640  Foreign
One Boeing 737-2H4 (Air Slovakia).........................          32                           639,834  Foreign
                                                                                    --------------------
  Total equipment cost....................................                                    10,797,114
  Accumulated depreciation................................                                     8,152,945
                                                                                    --------------------
  Equipment, net of accumulated depreciation                                        $          2,644,169
                                                                                    ====================

     The cost of each of the Partnership's aircraft represents proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $4,157,000 and a net book value of approximately $2,446,000 at December 31, 2000. (See Note 7).

     The Partnership entered into a three-year release agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of approximately $350,000 over the term of the lease. The Partnership entered into a four-year re-lease agreement with Aerovias de Mexico, S.A. de C.V. for its proportionate interest in a McDonnell Douglas MD-82 aircraft, effective September 2000. Under the terms of this agreement, the Partnership will receive rents of approximately $1,176,000 over the term of the lease.

     Generally, the costs associated with maintaining, insuring and operating the Partnership's aircraft are incurred by the respective lessees pursuant to terms specified in their individual lease agreements with the Partnership. However, the Partnership has purchased supplemental insurance coverage to reduce the economic risk arising from certain losses. Specifically, the Partnership is insured under supplemental policies for "Aircraft Hull Total Loss Only" and "Aircraft Hull Total Loss Only War and Other Perils."

                  AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     As aircraft are sold to third parties, or otherwise disposed of, the Partnership recognizes a gain or loss equal to the difference between the net book value of the aircraft at the time of sale or disposition and the proceeds realized upon sale or disposition. The ultimate realization of estimated residual value in the aircraft is dependent upon, among other things, EFG's ability to maximize proceeds from selling or re-leasing the aircraft. At December 31, 2000, all of the Partnership's aircraft were subject to contracted lease agreements, except the Rolls Royce aircraft engines, which were warehoused. The General Partner is attempting to remarket these engines.

NOTE 4 - INVESTMENT IN REAL ESTATE VENTURE
------------------------------------------

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

     In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.

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

   The loan is presented in accordance with the guidance for ADC Arrangements as described in Note 2, Real Estate Loans, in the Partnership's financial statements as of and for the year ended December 31, 2000. The loan is accounted for as an investment in real estate venture and is presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership is allocated its proportionate share of the unconsolidated real estate venture's net loss, adjusted for interest on ADC arrangements based on the balance of its ADC arrangements in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $276,289 and is reflected on the Statement of Operations as "Partnership's share of unconsolidated real estate venture's loss."

   The Partnership took into consideration the following characteristics of the loan in determining that the loan should be accounted for as an investment in a real estate venture: (i) the Partnership and the 10 affiliated partnerships who made the loans collectively have provided substantially all of the necessary funds to acquire the underlying properties without taking title to such properties, (ii) by virtue of a pledged security interest in the wholly owned subsidiary of the borrower that holds title to the properties, the Partnership's loan is secured only by the underlying properties, (iii) the borrower will only repay the Partnership at maturity, including all interest accrued on the loan through maturity, (iv) it is expected that the borrower can only repay the loan through sales of undeveloped and developed property; and (v) the structure of the loan (i.e. no payments due until maturity) makes it unlikely that the property will be taken in foreclosure as a result of delinquency.

   The summarized financial information for Echelon Residential Holdings as of December 31, 2000 and for the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

          Total assets................................ $    68,580,891
          Total liabilities........................... $    70,183,162

                  AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)



          Minority interest........................... $     2,257,367
          Total deficit .............................. $    (3,859,638)

          Total revenues.............................. $     5,230,212
          Total expenses, minority interest
            and equity in loss of unconsolidated
            joint venture............................. $    11,936,238
            Net loss.................................. $    (6,706,026)


NOTE 5 - NET INVESTMENT IN SALES-TYPE LEASE
-------------------------------------------

   The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the year ended December 31, 2000, the Partnership recorded a net gain on sale of equipment, for financial statement purposes, of $91,471 for the Partnership's proportional interest in the aircraft and recognized sales-type lease revenue of $2,491. The net book value of equipment sold on sales-type lease totaled $296,767, which was a non-cash transaction. The components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received...............      $ 255,407
Less:  Unearned income....................................         15,077
                                                                ---------
                            Total.........................      $ 240,330
                                                                =========

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three years in the period ended December 31, 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                  AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


                                                          2000                          1999                        1998
                                                    -----------------           ------------------          -------------------
Equipment management fees.....................     $            29,913          $           92,059          $           156,535
Administrative charges........................                  72,967                      71,699                       53,676
Reimbursable operating expenses
     due to third parties........................              988,461                   1,987,647                    1,762,271
                                                   -------------------          ------------------          -------------------

                               Total.............  $         1,091,341          $        2,151,405          $         1,972,482
                                                   ===================          ===================         ===================

     As provided under the terms of the Management Agreement (Continued)nt, EFG is compensated for its services to the Partnership. Such services include acquisition and management of equipment. For acquisition services, EFG was compensated by an amount equal to 3.07% of Equipment Base Price paid by the Partnership. For management services, EFG is compensated by an amount equal to 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Partnership. Both acquisition and management fees are subject to certain limitations defined in the Management Agreement.

     Administrative charges represent amounts owed to EFG, pursuant to Section
10.4 of Restated Agreement, as amended, for persons employed by EFG who are engaged in providing administrative services to the Partnership. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Partnership which are reimbursed to EFG at actual cost.

     All aircraft were purchased from EFG or one of its Affiliates. The Partnership's acquisition cost was determined by the method described in Note 2, Equipment on Lease.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

    ------------------------------------------------------------------------
                                              Number of    Percent of Total
                Affiliate                    Units Owned  Outstanding Units
    ------------------------------------------------------------------------
     Old North Capital Limited Partnership         40,000             1.47%
    ------------------------------------------------------------------------

     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests of ONC are owned by Semele Group Inc. ("Semele"). Gary D. Engle is Chairman and Chief Executive Officer of Semele.

NOTE 7 - NOTES PAYABLE
----------------------

     Notes payable at December 31, 2000 consisted of two installment notes payable to banks of $906,869. One installment note bears an interest rate of 8.225% and the other bears a fluctuating interest rate based on LIBOR (approximately 6.7% at December 31, 2000) plus a margin. Both of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The Partnership had a balloon payment obligation due at the expiration of the lease term related to the aircraft leased to Finnair OY. This indebtedness was due to mature in 2001. In addition, the Partnership had a balloon payment obligation of $701,062, which matured in August 2000. The Partnership paid interest-only on this debt through 2000 and in February 2001, the Partnership and certain affiliated investment programs refinanced this indebtedness and repaid the outstanding indebtedness related to the Finnair OY aircraft. See Note 11, "Subsequent Event", regarding this refinancing.

                  AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     Management believes that the carrying amount of notes payable approximates fair value at December 31, 2000 based on its experience and understanding of the market for instruments with similar terms.

     The annual maturities of the installment notes payable at December 31, 2000, reflecting the maturity of the notes in consideration of the February 2001 refinancing discussed in Note 11, "Subsequent Event", are as follows:

     For the year ending December 31,       2001.......    $      109,728
                                            2002.......           143,640
                                            2003.......           143,640
                                            2004.......           511,861
                                                          ---------------

                                           Total.......    $      906,869
                                                           ==============

NOTE 8 - INCOME TAXES
---------------------

     The Partnership is not a taxable entity for federal income tax purposes. Accordingly, no provision for income taxes has been recorded in the accounts of the Partnership.

     For financial statement purposes, the Partnership allocates net income or loss to each class of partner according to their respective ownership percentages (95% to the Recognized Owners and 5% to the General Partner). This convention differs from the income or loss allocation requirements for income tax and Dissolution Event purposes as delineated in the Restated Agreement, as amended. For income tax reporting purposes, the Partnership allocates net income or loss in accordance with such agreement. The Restated Agreement, as amended, requires that upon dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

     The following is a reconciliation between net income (loss) reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000, 1999 and 1998:

                                                           2000                       1999                         1998
                                                   -----------------          ------------------           ------------------
Net income (loss)..............................    $         176,226          $        1,892,009           $       (1,208,085)
  Financial statement depreciation in
    excess of (less than) tax depreciation.....              (56,850)                    673,872                     (713,082)
  Deferred rental income.......................              (24,136)                      3,383                     (119,070)
  Interest income - real estate venture                      444,512                          --                           --
  Partnership's share of unconsolidated
  real estate venture's loss...................              276,289                          --                           --
  Other........................................              318,871                      64,000                      362,435
                                                   -----------------          ------------------            -----------------
Net income (loss) for federal income
    tax reporting purposes.....................    $       1,134,912          $        2,633,264           $       (1,677,802)
                                                   =================          ==================           ==================

     The principal component of "Other" consists of the difference between the tax gain or loss on aircraft disposals and the financial statement gain or loss on aircraft disposals. It also includes reversal of certain maintenance reserves.

     The following is a reconciliation between partners' capital reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000 and 1999:

                                                      2000             1999
                                                   ----------       ----------

Partners' capital........................      $    7,700,277    $   7,524,051

                  AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

     Add back selling commissions and organization
       and offering costs..............................................                    7,085,240                   7,085,240

     Cumulative difference between federal income tax
       and financial statement income (loss)...........................                       21,568                    (937,118)
                                                                                  ------------------          ------------------

Partners' capital for federal income tax reporting purposes............           $       14,807,085          $        13,672,173
                                                                                  ==================          ===================

     The cumulative difference between federal income tax and financial statement income (loss) represents a timing difference.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group
                             --------------------------------------------------
Limited Partnership, et al., in the United States District Court for the
--------------------------
Southern District of Florida (the "Court") on behalf of a proposed class of investors in 28 equipment leasing programs sponsored by EFG, including the Partnership (collectively, the "Nominal Defendants"), against EFG and a number of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
                                              ----------------------------------
Financial Group Limited Partnership, et al., in the Superior Court of the
------------------------------------------
Commonwealth of Massachusetts on behalf of the Nominal Defendants against the Defendants. Both actions are referred to herein collectively as the "Class Action Lawsuit".

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

     In February 2000, counsel for the Plaintiffs and the Defendants entered into a second amended stipulation of settlement (the "Second Amended Stipulation") which modified certain of the settlement terms contained in the Amended Stipulation. The Second Amended Stipulation was preliminarily approved by the Court by its "Second Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 6, 2000 (the "March 2000 Order"). Prior to issuing a final order approving the settlement of the second sub-class involving the Partnership, the Court will hold a fairness hearing that will be open to all interested parties and permit any party to object to the settlement. The

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


investors of the Partnership and all other plaintiff sub-class members will receive a Notice of Settlement and other information pertinent to the settlement of their claims that will be mailed to them in advance of the fairness hearing

     The settlement of the second sub-class is premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate principally as a finance company and would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation will be presented in a Solicitation Statement that will be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process is completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998 and remains pending. Class members will be notified of the actual fairness hearing date when it is confirmed.

     One of the principal objectives of the Consolidation is to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provided, among other things, that commencing March 22, 1999, the Exchange Partnerships could collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believed to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations. The Second Amended Stipulation, among other things, quantified the 40% limitation using a whole dollar amount of $32 million in the aggregate.

     On March 8, 2000, the Exchange Partnerships collectively made a $32 million loan as permitted by the Second Amended Stipulation approved by the Court. The Partnership's portion of the aggregate loan is $3,640,000. The loan consists of a term loan to Echelon Residential Holdings, a newly-formed real estate company that is owned by several independent investors and, in his individual capacity, James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an independent Florida-based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. Echelon Residential Holdings has pledged its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral for the loan.

     In the absence of the Court's authorization to enter into new investment activities, the Partnership's Restated Agreement, as amended, would not permit such activities without the approval of limited partners owning a majority of the Partnership's outstanding Units. Consistent with the Amended Stipulation, the Second Amended Stipulation provides terms for unwinding any new investment transactions in the event that the Consolidation is not effected or the Partnership objects to its participation in the Consolidation.

     The Second Amended Stipulation, as well as the Amended Stipulation and the original Stipulation of Settlement, prescribe certain conditions necessary to effect a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement is effected according to present terms, the Partnership's share

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)




of legal fees and expenses related to the Class Action Lawsuit and the Consolidation is estimated to be approximately $423,000, of which approximately $332,000 was accrued and expensed by the Partnership in 1998 and additional amounts of approximately $41,000 and $50,000 was accrued and expensed in 2000 and 1999, respectively.

     While the Court's August 20 Order enjoined certain class members, including all of the partners of the Partnership, from transferring, selling, assigning, giving, pledging, hypothecating, or otherwise disposing of any Units pending the Court's final determination of whether the settlement should be approved, the March 22 Order permitted the partners to transfer Units to family members or as a result of the divorce, disability or death of the partner. No other transfers are permitted pending the Court's final determination of whether the settlement should be approved. The provision of the August 20 Order which enjoined the General Partners of the Exchange Partnerships from, among other things, recording any transfers not in accordance with the Court's order remains effective.

     On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the SEC has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. There are a number of issues to be resolved with the staff of the SEC before the staff's review of the solicitation materials is completed. See note 11 for update of status of proceedings.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions as described below:

First action involving Transmeridian Airlines
---------------------------------------------

     On October 11, 1996, Prime Air Inc. d/b/a Transmeridian Airlines (the "Plaintiff") filed an action in the 61st Judicial District Court of Harris County, Texas (the "Court") entitled Prime Air, Inc. d/b/a Transmeridian
                                     -----------------------------------
Airlines v. Investors Asset Holding Corp. ("IAHC"), as Trustee for Airfund II
-----------------------------------------------------------------------------
International Limited Partnership, PLM International ("PLM"), and NavCom
------------------------------------------------------------------------
Aviation, Inc. (collectively, the "Defendants"). In that action, the Plaintiff
-------------
claimed damages of more than $3 million for alleged breach of contract, fraud, civil conspiracy, tortious interference of business relations, negligent misrepresentation, negligence and gross negligence, and punitive damages against the Defendants in connection with Transmeridian's lease of a Boeing 727-251 ADV jet aircraft from the Partnership. On November 7, 1996, PLM removed the action to United States District Court for the Southern District of Texas. On February 14, 1997, the Defendants answered the Plaintiff's Complaint denying the allegations made therein and asserting various defenses.

     On July 31, 1998, the Court granted IAHC's motion to strike Plaintiff's fraud and negligent misrepresentation claims due to failure to plead with particularity. Extensive discovery was conducted on the merits of Plaintiff's claims. The Plaintiff, at one point, provided an expert report seeking approximately $30 million in damages. The Plaintiff later provided a revised expert report claiming actual damages of approximately $8.5 million and Plaintiff continued to seek punitive damages and both pre-judgment and post-judgment interest. On March 18, 1999, the Court entered summary judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff subsequently filed a motion to alter or amend the judgment, or in the alternative, to certify the Court's Order for Interlocutory Appeal. On April 30, 1999, the Court declined to alter or amend its judgment and entered final judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff appealed to the United States Court of Appeals for the 5/th/ Circuit. The Court of Appeals denied Transmeridian's appeal, affirmed the District Court's judgement in IAHC's favor, and subsequently denied Transmeridian's request for rehearing. Transmeridian has not sought further

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


review of the District Court's judgment. There have been, however, subsequent proceedings in the District Court on IAHC's request for the assessment of costs in the amount of approximately $35,000.

     In connection with this litigation, the Partnership has incurred substantial legal fees, exceeding $1 million. An action seeking recovery of these costs was filed on behalf of the Partnership in November 1999. See "Indemnity action against Transmeridian Airlines and Apple Vacations" described below.

Second action involving Transmeridian Airlines
----------------------------------------------

     On November 9, 1998, Investors Asset Holding Corp., as Trustee for the Partnership (the "Plaintiff"), filed an action in Superior Court of the Commonwealth of Massachusetts in Suffolk County against Prime Air, Inc. d/b/a Transmeridian Airlines ("Transmeridian"), Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations, asserting various causes of action for declaratory judgment and breach of contract. The action subsequently was removed to United States District Court for the District of Massachusetts. The Plaintiff filed an Amended Complaint asserting claims for breaches of contract and covenant of good faith and fair dealing against Transmeridian and breach of guaranty against Apple Vacations.

     In October 1998, an aircraft leased by Transmeridian (being the same aircraft in the above-referenced "First action involving Transmeridian Airlines") was damaged in an on-ground accident at the Caracas, Venezuela airport. The cost to repair the aircraft was estimated to be at least $350,000. In addition, the Partnership had to lease two substitute engines at a cost of $82,000 per month. During the year ended December 31, 1999, the Partnership incurred total engine lease costs of $984,000. This was partially offset by lease rents paid by Transmeridian of $560,000 during the same period. However, as of September 11, 1999, Transmeridian ceased paying rent on this aircraft. The Plaintiff alleges that Transmeridian, among other things, has impeded the Partnership's ability to terminate the two engine lease contracts between the Partnership and a third party. The Plaintiff intends to pursue insurance coverage and also to enforce written guarantees issued by Apple Vacations that absolutely and unconditionally guarantee Transmeridian's performance under the lease and is seeking recovery of all costs, lost revenue and monetary damages in connection with this matter. On September 22, 2000, Transmeridian file a petition for bankruptcy reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Georgia in Atlanta (the "Bankruptcy Court"). This filling automatically stayed all pending litigation against Transmeridian, including this action. The bankruptcy filings indicate Transmeridian has at least $24 million in debt. In January 2001, Transmeridian filed a reorganization plan and disclosure statement indicating that little if any money will be available for distribution to unsecured creditors like the Plaintiff. Moreover, Transmeridian's bankruptcy counsel has indicated recently that he intends to file an adversary proceeding in the bankruptcy court seeking the turn over to Transmeridian the proceeds of certain insurance policies (in the amount of approximately $800,000) that insured the Plaintiffs' aircraft against damage. Plaintiffs contend that all or most of these insurance proceeds should be paid to them and intend to contest vigorously any effort to cause these insurance proceeds to be paid to Transmeridian. Plaintiffs' counsel has recently initiated discussions with Transmeridian's counsel concerning settlement of the claims against Transmeridian and the dispute over the insurance proceeds. No assurances can be given that a settlement will be reached.

     On March 2, 2001, Plaintiffs' counsel filed a motion in the Bankruptcy Court asking the Court to lift the automatic stay of this Massachusetts proceeding so that it may proceed to final judgment. The Bankruptcy Court has scheduled a hearing on this motion for April 10, 2001. Transmeridian's bankruptcy counsel has indicated that he is considering asking the court to move this Massachusetts action to Georgia and consolidate it with the bankruptcy proceeding. The General Partner cannot predict the outcome of its motion for relief from stay or Transmeridian's efforts to transfer venue of the Massachusetts action. Notwithstanding the Transmeridian bankruptcy, the General Partner plans to vigorously pursue enforcement of the written guarantees issued by Apple Vacations; however, it is too early to predict the Plaintiff's likelihood of success.

Indemnity action against Transmeridian Airlines and Apple Vacations
-------------------------------------------------------------------

                 AIRFUND II International Limited Partnership
                         Notes to Financial Statements

                                  (Continued)

     On November 12, 1999, Investors Asset Holding Corp. ("IAHC"), as trustee for the Partnership, filed an action against Transmeridian Airlines (f/k/a Prime Air, Inc.) and Atkinson & Mullen Travel, Inc. (d/b/a Apple Vacations) under Civil Action No. H-99-3804 in the United States District Court for the Southern District of Texas, Houston Division, seeking recovery of attorneys' fees and related costs incurred in defending the action described above under the heading "First action involving Transmeridian Airlines." The present suit seeks recovery of expenses pursuant to the indemnification provisions of the lease agreement under which Transmeridian leased the Boeing 727-251 aircraft. Currently, the amount being sought is over $1 million. On September 1, 2000, IHAC filed with the Court a motion for partial summary judgment, seeking judgment on liability (i.e. that Transmeridian and Apple Vacations are liable under the lease agreements and guarantees). IHAC also filed a motion for leave to join in this litigation an affiliate of Apple's, Apple Vacations, West, inc., which also gave written guarantees of Transmeridian's performance under the lease agreements. On September 22, 2000, however, Transmeridian filed a petition for bankruptcy reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Georgia in Atlanta (the "Bankruptcy Court"). See "Second action involving Transmeridian Airlines" above. On January 10, 2001, the Bankruptcy Court granted IHAC's motion for relief from the automatic stay so that this litigation may be pursued through to final judgment. Transmeridian's counsel in this action then filed a motion to withdraw its appearance on behalf of Transmeridian. The U.S. District Court allowed that motion on March 6, 2001, and gave Transmeridian 60 days in which to secure replacement counsel. Within 20 days of the entry of replacement counsel, Transmeridian is required to file its opposition to IHAC's motion for partial summary judgment. The U.S. District Court also allowed IHAC's motion to join Apple Vacations, West, Inc. as a defendant in this action.

     The Plaintiffs' counsel has recently initiated discussions with Transmeridian's counsel concerning settlement of the claims against Transmeridian. No assurances can be given that a settlement will be reached. The General Partner cannot predict the outcome of this suit.

Action involving Northwest Airlines, Inc.
----------------------------------------

     On September 22, 1995, Investors Asset Holding Corp. and First Security Bank, N.A., trustees of the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in United States District Court for the District of Massachusetts against a lessee of the Partnership, Northwest Airlines, Inc. ("Northwest"). The Complaint alleges that Northwest did not fulfill its maintenance and return obligations under its Lease Agreements with the Plaintiffs and seeks declaratory judgment concerning Northwest's obligations and monetary damages. Northwest filed an Answer to the Plaintiffs' Complaint and a motion to transfer the venue of this proceeding to Minnesota. The Court denied Northwest's motion. On June 29, 1998, a United States Magistrate Judge recommended entry of partial summary judgment in favor of the Plaintiffs. Northwest appealed this decision. On April 15, 1999, the United States District Court Judge adopted the Magistrate Judge's recommendation and entered partial summary judgment in favor of the Plaintiffs on their claims for declaratory judgment. The parties then undertook a second phase of discovery, focused on damages. This second phase of damages is scheduled to conclude in April 2001 with the completion of depositions of the parties' experts. In February 2001, the District Court also denied summary judgment on certain of the Plaintiffs' other claims, including their tort claims for conversion. If no settlement is reached, the Plaintiffs will proceed to trial for an assessment of damages. No firm trial date has been established at this time; however, if a trial should become necessary, it is not expected to occur before June 2001. The General Partner believes that the Plaintiff's claims ultimately will prevail and that the Partnership's financial position will not be adversely affected by the outcome of this action.

NOTE 10 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)
-----------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                              Three Months Ended
                   ----------------------------------------------------

                      March 31,   June 30,  September 30,  December 31,   Total
                      --------    -------   ------------   -----------    -----

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)

              2000
              ----
Total operating and sales-
type lease revenue............          $     109,420     $     148,602       $     106,446     $     192,438    $     556,906
Net (loss) income...............               (4,476)          920,669            (402,587)         (337,380)         176,226
Net income (loss) per
  limited partnership unit.....                    --              0.32               (0.14)            (0.12)            0.06


              1999
              ----
Total lease revenue............         $     708,129           482,218             393,846           256,977    $   1,841,170
Net (loss) income................            (111,725)    $   2,915,743       $    (142,229)    $    (769,780)       1,892,009
Net (loss) income per
  limited partnership unit.......               (0.04)             1.02               (0.05)            (0.27)            0.66

     The Partnership's net income in the three months ended June 30, 2000 is primarily the result of the sale of a Boeing 727-251 ADV aircraft, which resulted in a net gain, for financial statement purposes, of $750,000.

     The Partnership's net income in the three months ended June 30, 1999 is primarily the result of the sale of a Boeing 727-251 ADV aircraft, which resulted in a net gain, for financial statement purposes, of $3,109,500.

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

     In February 2001, the Partnership and certain affiliated investment programs (collectively "the Programs") refinanced the outstanding indebtedness and accrued interest related to an aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,211,860 including $706,831 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $505,028 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $130,852 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

   On May 11, 2001, the general partners of the Partnerships that are nominal defendants in the Class Action Lawsuit received a letter dated May 10, 2001 from the Associate Director and Chief Counsel of the Division of Investment Management of the SEC informing the general partners that the staff of the Division believes that American Income Partners V-A Limited Partnership, American Income Partners V-B Limited Partnership, American Income Partners V-C Limited Partnership, American Income Partners V-D Limited Partnership, American Income Fund I-A, American Income Fund I-B, American Income Fund I-E and AIRFUND II International Limited Partnership (the "Designated Partnerships") are investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The SEC staff noted that Section 7 of the 1940 Act makes it unlawful for an unregistered investment company, among other things, to offer, sell, purchase, or acquire any security or engage in any business in interstate commerce. Accordingly, Section 7 would prohibit any partnership that is an unregistered investment company from engaging in any business in interstate commerce, except transactions that are merely incidental to its dissolution. The SEC staff asked that the general partners advise them within the next 30 days as to what steps the Designated Partnerships will take to address their status under the 1940 Act. The SEC staff asserts that the notes evidencing the loans to Echelon Residential Holdings are investment securities and the ownership of the notes by said partnerships cause them to be investment companies and that, in the case of American Income Partners V-A Limited Partnership and V-B Limited Partnership, they may have become investment companies when they received the Semele securities as part of the compensation for the sale of a vessel to Semele in 1997. The general partners have consulted with counsel who specializes in the 1940 Act and, based on counsel's advise, do not believe that the Designated Partnerships are investment companies.

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


     The letter also stated that the Division is considering whether to commence enforcement action with respect to this matter. Noting that the parties to the Class Action Lawsuit were scheduled to appear before the court in the near future to consider a proposed settlement, and that the SEC staff believed that its views, as expressed in the letter, would be relevant to the specific matters that will be considered by the court at the hearing, the SEC staff submitted the letter to the court for its consideration.

     On May 15, 2001, Defendants' Counsel filed with the court Defendants' Status Report pursuant to the court's March 12, 2001 Order. Defendants reported that, notwithstanding the parties' best efforts, the staff of the SEC has not completed its review of the solicitation statement in connection with the proposed settlement of the Class Action Lawsuit. Nonetheless, the Defendants stated their belief that the parties should continue to pursue the court's final approval of the proposed settlement. In this regard, the Defendants also have maintained, on the advice of special 1940 Act counsel that, even if the 1940 Act applies to the Designated Partnerships, the 1940 Act does not prohibit going forward with the proposed settlement, as that transaction is merely incidental to a dissolution of the Partnerships and therefore is not subject to the prohibitions of Section 7 of the 1940 Act.

     The Defendants also referred to the SEC staff's letter of May 10, 2001 asserting that certain of the partnerships are investment companies and to special 1940 Act counsel's submissions to the SEC staff setting forth the reasons why the 1940 Act does not apply to the Designated Partnerships, noting that counsel had informed the staff of the Division of Investment Management that, based upon counsel's understanding of the surrounding circumstances and after an in-depth analysis of the applicable law, if asked, counsel would be willing to issue an opinion of the firm that none of the partnerships is an investment company under the 1940 Act. The Defendants stated their belief that the proposed settlement is still viable and in the best interests of the parties and that final approval should be pursued. The Defendants advised the court that they believe that if the court were to address the issue of whether or not the 1940 Act applies to the partnerships and the proposed consolidation, it could remove the major obstacle to the settlement being finally consummated. The Defendants also requested that the court schedule a hearing to address on a preliminary basis the objection to the proposed settlement raised in the staff's May 10, 2001 letter.

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

     Accordingly, there can be no assurance that settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. There also can be no assurance that all or any of the Exchange Partnerships will participate in the Consolidation because if limited partners owning more than one-third of the outstanding Units of a partnership object to the Consolidation, then that partnership will be excluded from the Consolidation. Notwithstanding the extent of delays experienced thus far in achieving a final settlement of the Class Action Lawsuit with respect to the Exchange Partnerships, the General Partner and its affiliates, in consultation with counsel, continue to feel that there is a reasonable basis to believe that a final settlement of the sub-class involving the Exchange Partnerships ultimately will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the

                 AIRFUND II International Limited Partnership
                       Notes to the Financial Statements

                                  (Continued)


Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

PART III

Item 10.  Directors and Executive Officers of the Partnership.
--------------------------------------------------------------

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

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER (See Item 13)
---------------------------------------------------------------------

                Name                                            Title                             Age             Term
------------------------------------       ---------------------------------------------        -------     ---------------
Geoffrey A. MacDonald                      Chairman of EFG                                                       Until a
                                           and President and a Director                                         successor
                                           of the General Partner                                  52            is duly
                                                                                                                 elected
                                                                                                                   and
Gary D. Engle                              President and Chief Executive                                        qualified
                                           Officer of EFG and a Director
                                           of the General Partner                                  52

Michael J. Butterfield                     Executive Vice President and Chief
                                           Operating Officer of EFG and Treasurer
                                           of the General Partner                                  41

Gail D. Ofgant                             Senior Vice President, Lease Operations
                                           of EFG and Senior Vice President
                                           of the General Partner                                  35

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

     (b) Compensation Pursuant to Plans

     None.

     (c) Other compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 10.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13 herein, and in Note 6 to the financial statements included in Item 8, herein.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions.
--------------------------------------------------------

     The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

     (a) Transactions with Management and Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                                                   2000                    1999                   1998
                                                            ------------------      ------------------      ------------------
Equipment management fees...........................        $           29,913      $           92,059      $          156,535
Administrative charges..............................                    72,967                  71,699                  53,676
Reimbursable operating expenses
     due to third parties...........................                   988,461               1,987,647               1,762,271
                                                            ------------------      ------------------      ------------------

                                          Total.....        $        1,091,341      $        2,151,405      $        1,972,482
                                                            ==================      ==================      ==================

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

     All aircraft were purchased from EFG or one of its Affiliates. The Partnership's acquisition cost was determined by the method described in Note 2 to the financial statements included in Item 8, herein.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

          -----------------------------------------------------------------------------------------
                                                       Number of               Percent of Total
                       Affiliate                      Units Owned              Outstanding Units
          -----------------------------------------------------------------------------------------
          Old North Capital Limited Partnership                40,000                       1.47%
          -----------------------------------------------------------------------------------------

     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests of ONC are owned by Semele. Gary D. Engle is Chairman and CEO of Semele.

     The discussions of the loan to Echelon Residential Holdings in Items 1(b) and 1(c) above are incorporated herein by reference.

     (b) Certain Business Relationships

     None.

     (c) Indebtedness of Management to the Partnership

     None.

     (d) Transactions with Promoters

     Not applicable.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------------------------------------------------------------------------

     (a)  Documents filed as part of this report:


               (2)       Financial Statement Schedules:

                         None required.

               (3)       Exhibits:

                         Except as set forth below, all Exhibits to Form 10-K/A, as set forth in Item 601 of Regulation S-K, are not applicable.

                         A list of exhibits filed or incorporated by reference is as follows:

          Exhibit
          Number
        -----------

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

          Exhibit
          Number
          ------

            2.7 Proposed Order Granting Joint Motion to Continue Final Approval Settlement Hearing (March 13, 2001) was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

            4 Amended and Restated Agreement and Certificate of Limited Partnership included as Exhibit A to the Prospectus, which was included in Registration Statement on Form S-1 (No. 33-25334) and is incorporated herein by reference.

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

            99(i) Lease agreement with Aerovias de Mexico S.A. de C.V. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

           Exhibit
           Number
           ------

           99(j) Aircraft Conditional Sale Agreement with Royal Aviation Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

           99(k) Lease agreement with Air Slovakia BWJ, Ltd was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 and is incorporated herein by reference.

(b)   Reports on Form 8-K

      None.

(c)    Other Exhibits

       None.

(c)   Financial Statement Schedules:

      Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2000 and for the Period March 8, 2000 (Date of Inception) through December 31, 2000 and Independent Auditors' Report

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

                 AIRFUND II International Limited Partnership


                   By: AFG Aircraft Management Corporation,
                   a Massachusetts corporation and the
                   General Partner of the Registrant.

By: /s/ Geoffrey A. MacDonald                   By: /s/ Gary D. Engle
   ---------------------------------               -----------------------------
Geoffrey A. MacDonald                           Gary D. Engle
Chairman of EFG and                             President and Chief Executive
President and a Director of the                 Officer of EFG and a
General Partner                                 Director of the General Partner
                                                (Principal Executive Officer)




Date: May 30, 2001                              Date: May 30, 2001
     -------------------------------                 ---------------------------


By: /s/ Michael J. Butterfield
   ---------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date: May 30, 2001
     ----------------

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

/s/ DELOITTE & TOUCHE LLP



Tampa, Florida
March 23, 2001

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
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
                                                                   ============

See notes to consolidated financial statements

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (DEFICIENCY)
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
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

ECHELON RESIDENTIAL HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIOD MARCH 8, 2000 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2000
--------------------------------------------------------------------------------

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