Form 10-K/A
period 2000-12-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- K/A
                          Amendment No. 2 to Form 10-K

                                   (Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the fiscal year ended     December 31, 2000
                                               -----------------

                                       OR

     [          ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE
                          ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from          to

                     Commission file number          0-19137
                                                     -------

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
                                                             --------------

    Securities registered pursuant to Section 12(b) of the Act          NONE
                                                                        ----

        Title of each class     Name of each exchange on which registered


           Securities registered pursuant to Section 12(g) of the Act:

            2,714,647 Units Representing Limited Partnership Interest
            ---------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.     Yes          X          No
                                                                 -

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

                                EXPLANATORY NOTE


     After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

     As reported in the 2000 10-K, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.

     The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $276,289 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.

     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".

          Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $276,289 previously recorded and recognized interest income of $446,086, resulting in a decrease in the net loss for the year ended December 31, 2000 of $722,375, or $0.25 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                             As of and for the Year Ended
                                    December 31, 2000:


                                                As
                                            Previously        As
Statement of Operations                      Reported      Restated
                                           ------------  ------------
Income:

   Operating lease revenue                 $   554,415   $   554,415
   Sales-type lease revenue                      2,491         2,491
   Interest income                             202,930       202,930
   Interest income - loan receivable                 -       446,086
   Gain on sale of equipment                   884,573       884,573
   Other income                                300,977       300,977
                                           ------------  ------------
  Total income                               1,945,386     2,391,472
                                           ------------  ------------

Expenses:

   Depreciation                                297,611       297,611
   Interest expense                            103,919       103,919
   Equipment management fees - affiliate        29,913        29,913
   Operating expenses - affiliate            1,061,428     1,061,428
   Partnership's share of unconsolidated
     real estate venture's loss                276,289             -
                                           ------------  ------------
  Total expenses                             1,769,160     1,492,871
                                           ------------  ------------

Net income                                 $   176,226   $   898,601
                                           ============  ============
Net income per limited partnership unit    $      0.06   $      0.31
                                           ============  ============



Balance Sheet Data:

Total assets                               $ 9,250,375   $ 9,972,750
                                           ============  ============
Total liabilities                          $ 1,550,098   $ 1,550,098
Partners' capital (deficit)
   General Partner                          (2,610,443)   (2,574,324)
   Limited Partnership Interests            10,310,720    10,996,976
                                           ------------  ------------
Total partners' capital                    $ 7,700,277   $ 8,422,652
                                           ============  ============

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                  FORM 10- K/A

                                TABLE OF CONTENTS



                                                                                                Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              7

Item 3.   Legal Proceedings                                                                       7

Item 4.   Submission of Matters to a Vote of Security Holders                                     7


PART II

Item 5.   Market for the Partnership's Securities and Related Security Holder Matters             8

Item 6.   Selected Financial Data                                                                10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks                            18

Item 8.   Financial Statements and Supplementary Data                                            19

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   43


PART III

Item 10.  Directors and Executive Officers of the Partnership                                    44

Item 11.  Executive Compensation                                                                 45

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         46

Item 13.  Certain Relationships and Related Transactions                                         46


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        48

PART  I

Item  1.  Business.
-------------------

     (a)  General  Development  of  Business

     AIRFUND II International Limited Partnership (the "Partnership") was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by EFG. The General Partner is not required to make any other capital contributions to the Partnership except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended", or the "Partnership Agreement").

     (b)  Financial  Information  About  Industry  Segments

     The Partnership is engaged in only one operating industry segment: financial services. Historically, the Partnership has acquired used commercial aircraft and leased the aircraft to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted noncancellable rents equal or exceed the acquisition cost of the leased equipment. Operating leases are those in which the aggregate undiscounted noncancellable rental payments are less than the acquisition cost of the leased equipment. In the year ended December 31,2000, the Partnership also entered into a sales-type lease, described in Note 3 to the financial statements included in Item 8 herein. Industry segment data is not applicable.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein.

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements, included in Item 8 herein, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,640,000 to a newly formed real estate company, Echelon Residential Holdings LLC ("Echelon Residential Holdings") to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans.

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

     The initial Interim Closing date of the Offering of Units of the Partnership was May 17, 1990. The initial purchase of aircraft and the associated lease commitments occurred on May 18, 1990. Additional purchases of aircraft (or proportionate interests in aircraft) occurred at each of five subsequent Interim Closings, the last of which occurred on June 28, 1991, the Final Closing. The Partnership's aircraft and the associated leases are described in Note 4 to the financial statements included in Item 8, herein. The Restated Agreement, as amended, provides that the Partnership will terminate no later than December 31, 2005. However, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

     The Partnership has no employees; however, it is managed pursuant to a Management Agreement with EFG or one of its affiliates (the "Manager"). The Manager's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of aircraft, (ii) manage the leasing, re-leasing, financing, and refinancing of aircraft, and (iii) arrange the resale of aircraft. The Manager is compensated for such services as provided for in the Restated Agreement, as amended, described in Item 13, herein and Note 7 to the financial statements included in Item 8, herein.

     The Partnership's investment in commercial aircraft is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence, and credit quality and defaults by lessees. A principal business risk of owning and leasing aircraft is the possibility that aggregate lease revenues and aircraft sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all operating expenses. Another risk is that the credit quality of the lease may deteriorate after a lease is made. In addition, the leasing industry is very competitive. The Partnership is subject to considerable competition when the aircraft are re-leased or sold at the expiration of current lease terms. The Partnership must compete with lease programs offered directly by manufacturers and other equipment leasing companies, many of which have greater resources, including lease programs organized and managed similarly to the Partnership, and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell aircraft within their own portfolios to the same customers as the Partnership. The terrorist attacks on September 11, 2001 and the commencement of hostilities thereafter may adversely affect the Partnership's ability to re-lease or sell equipment. In addition, default by a lessee under a lease may cause aircraft to be returned to the Partnership at a time when the General Partner or the Manager is unable to arrange for the re-lease or sale of such aircraft. This could result in the loss of a material portion of anticipated revenues. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

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

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

     Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. Subsequently, after the May 31, 2001 status conference, on June 4, 2001 the court ordered a March 4, 2002 trial date and referred the case to mediation and to discovery before a magistrate judge.

     Subsequently, after the May 31, 2001 status conference, on June 4, 2001 the court ordered a March 4, 2002 trial date and referred the case to mediation and to discovery before a magistrate judge. The Defendants and Plaintiffs' Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement terms, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential
Holdings for an aggregate $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is incorporated by reference to Note 3 to the financial statements included in Item
8. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

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
---------------------

     Incorporated  herein  by reference to Note 4 to the financial statements in
Item  8.

Item  3.  Legal  Proceedings.
-----------------------------

     Incorporated  herein by reference to Note 10 to the financial statements in
Item  8.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

     None.

PART  II

Item  5.   Market  for  the Partnership's Securities and Related Security Holder
--------------------------------------------------------------------------------
Matters.
--------

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit described in Note 10 to the financial statements included in Item 8, herein. The General Partner has continued to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.

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

------

Item  6.  Selected  Financial  Data.
------------------------------------

     The following data should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements included in Item 8 herein.

     For  each  of  the  years  in the five year period ended December 31, 2000:



Summary of
 Operations                                  2000          1999         1998          1997          1996
---------------------------------------  -------------  ----------  ------------  ------------  ------------
 .                                        Restated (1)

Operating and sales-type lease revenue.  $     556,906  $1,841,170  $ 3,130,704   $ 3,224,618   $ 4,706,774

Interest Income . . . . . . . . . . . .  $     649,016  $  267,788  $   158,844   $   110,635   $   265,820

Net income (loss) . . . . . . . . . . .  $     898,601  $1,892,009  $(1,208,085)  $(1,762,752)  $(3,649,940)

Per Unit:
 Net income (loss). . . . . . . . . . .  $        0.31  $     0.66  $     (0.42)  $     (0.62)  $     (1.28)

 Cash distributions declared. . . . . .  $          --  $       --  $        --   $        --   $      2.25


 Financial Position
---------------------------------------

Total assets. . . . . . . . . . . . . .  $   9,972,750  $9,112,479  $ 8,076,569   $ 9,765,106   $13,163,812

Total long-term obligations . . . . . .  $     906,869  $  981,775  $ 1,896,665   $ 2,677,520   $ 3,419,785

Partners' capital . . . . . . . . . . .  $   8,422,652  $7,524,051  $ 5,632,042   $ 6,840,127   $ 8,602,879



(1) See Note 1 to the financial statements, included in Item 8 herein, regarding the restatement of the Partnership's 2000 financial statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

                Year ended December 31, 2000 compared to the year
          ended December 31, 1999 and the year ended December 31, 1999 compared to the year ended December 31, 1998


     Subsequent to the issuance of the Partnership's financial statements as of and for the year ended December 31, 2000, the Partnership revised its method of accounting for the loan receivable from Echelon Residential Holdings. As a result, the financial statements as of and for the year ended December 31, 2000 have been restated from amounts previously reported. The effects of the restatement are presented in Note 1 to the financial statements, included in
Item 8 and have been reflected herein. The following should be read in conjunction with the restated Financial Statements, including notes thereto. The following discussion compares the restated financial condition and results of operations for the year ended December 31, 2000 to the year ended December
31, 1999 and the year ended December 31, 1999 to the year ended December 31, 1998.

     Certain statements in this Form 10-K/A Amendment No. 2 of the Partnership that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8 herein, the remarketing of the Partnership's equipment, and the performance of the Partnership's non-equipment assets.

Overview
--------

     As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft, which were leased by major carriers, engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Currently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At December 31, 2000, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft and two aircraft engines. In addition, in 2000 the Partnership entered into a conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. See Note 10 to the financial statements included in Item 8 herein. Pursuant to the Restated Agreement, as amended, the Partnership is scheduled to be dissolved by December 31, 2005.

     The 1940 Act places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the SEC regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

     Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. Subsequently, after the May 31, 2001 status conference, on June 4, 2001 the court ordered a March 4, 2002 trial date and referred the case to mediation and to discovery before a magistrate judge. The Defendants and Plaintiffs' Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement terms, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.


Results  of  Operations
-----------------------

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

     Interest income for the year ended December 31, 2000 was $649,016 compared to $267,788 and $158,844 for the years ended December 31, 1999 and 1998, respectively. Interest income is typically generated from temporary investments of rental receipts, equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income from the short-term instruments is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

     Interest income also included $446,086 for the year ended December 31, 2000 earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $3,640,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan is due at the loan's maturity on September 8, 2002. (See further discussion included in Note 5 to the financial statements included in Item 8 herein).

     The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $163,952 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest income should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
     Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $163,952 previously recorded and recognized interest income of $264,711, resulting in a decrease in the net loss for the year ended December 31, 2000 of $428,663, or $0.30 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $189,000, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $350,569 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

     The Partnership's Boeing 727-251 ADV aircraft was damaged in an on-ground accident in October 1998 while being leased on a month-to-month basis by Transmeridian Airlines, Inc. ("Transmeridian"). In September 1999, Transmeridian ceased paying rent with respect to this aircraft. See Note 10 to the accompanying financial statements for details regarding legal action undertaken by the Partnership related to this situation. In May 2000, the Partnership sold the Boeing 727-251 ADV aircraft to a third party for proceeds of $750,000. This aircraft was fully depreciated at the time of sale resulting in a net gain, for financial statement purposes, of $750,000 for the year ended December 31, 2000. The Partnership recognized lease revenue of $70,000, $560,000, and $876,667 related to this aircraft during the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Interest expense was $103,919, $120,701 and $200,679 for the years ended December 31, 2000, 1999 and 1998, respectively. Interest expense in near term will increase as a result of the Partnership's debt refinancing in February 2001. (See Note 12 to the financial statements included in Item 8.) Subsequently, interest expense will decline as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt. See additional discussion below regarding the refinancing of the debt in 2001.

     Management fees of $29,913, 92,059, and 156,535 for the years ended December 31, 2000, 1999 and 1998, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses were $1,061,428, $2,059,346 and $1,815,947 for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000 and 1999, the Partnership accrued approximately $149,000 and $201,000, respectively, for the reconfiguration costs and completion of a D-Check incurred to facilitate the remarketing of the McDonnell Douglas MD-82 aircraft released in September 2000. In 2000, the Partnership also accrued approximately $201,000 for a required D-check for a second McDonnell Douglas MD-82 aircraft. In addition, the Partnership incurred legal fees in connection with the lease-related litigation described in Note 10 to the financial statements included in Item 8. Operating expenses in the year ended December 31, 1999 include engine leasing costs of $984,000 incurred related to the aircraft leased to Transmeridian and legal costs related to the Partnership's ongoing litigation. In addition, the operating expenses in 1998 also included legal costs incurred in connection with legal proceedings related to Northwest Airlines, Inc. and Classic. Operating expenses in 2000, 1999 and 1998 also included approximately $41,000, $50,000 and $332,000, respectively, related to the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8. Other operating expenses consist principally of professional service costs, such as audit and legal fees, as well as insurance, printing, distribution and other remarketing expenses. Depreciation expense was $297,611, $1,054,343, and $2,451,737 for the years ended December 31, 2000, 1999, and 1998, respectively.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

     The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $182,996 in 2000 and net cash inflows of $99,270 and $1,550,424 in 1999 and
1998, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarket its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002.

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

     At December 31, 2000, the Partnership was due aggregate future minimum lease payments of $1,727,838 from contractual operating and sales-type lease agreements (see Notes 2 and 5 to the financial statements included in Item 8), a portion of which will be used to amortize the principal balance of notes payable of $906,869 (see Note 8 to the financial statements included in Item 8). At the expiration of the individual lease terms underlying the Partnership's future minimum lease payments, the Partnership will sell its aircraft or enter re-lease or renewal agreements when considered advantageous by the General Partner and EFG. Such future remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals and re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

     In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements included in Item 8, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,640,000 to a newly formed real estate company, Echelon Residential Holdings to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

     The loan made by the Partnership to Echelon Residential Holdings is, and will continue to be, subject to various risks, including the risk of default by Echelon Residential Holdings, which could require the Partnership to foreclose under the pledge agreement on its interests in Echelon Residential LLC. The ability of Echelon Residential Holdings to make loan payments and the amount the Partnership may realize after a default would be dependent upon the risks generally associated with the real estate lending business including, without limitation, the existence of senior financing or other liens on the properties, general or local economic conditions, property values, the sale of properties, interest rates, real estate taxes, other operating expenses, the supply and demand for properties involved, zoning and environmental laws and regulations, rent control laws and other governmental rules. A default by Echelon Residential Holdings could have a material adverse effect on the future cash flow and operating results of the Partnership. The Partnership periodically evaluates the collectibility of the loan's contractual principal and interest and the existence of loan impairment indicators.

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

     In February 2000, the Partnership and certain affiliated investment programs (collectively, the ''Programs'') refinanced the indebtedness, which matured in January 2000 associated with a McDonnell Douglas MD-82 aircraft re-leased in September 2000. In addition to refinancing the existing indebtedness of $3,370,000, the Programs received additional debt proceeds of $1,350,000 required to perform a D-Check on the aircraft. The Partnership received $201,247 from such proceeds. The note had a fluctuating interest rate based on LIBOR plus a margin with interest payments due monthly. The Partnership's aggregate share of the refinanced and new indebtedness was $701,062, which matured in August 2000. The Partnership paid interest-only on the debt throughout 2000. In February 2001, the Programs refinanced the outstanding indebtedness and accrued interest related to this aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,211,860 including $706,831 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $505,028 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft on lease to Finnair OY of $130,852 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

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

     The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 9 to the financial statements included in Item 8). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal components of the cumulative difference between financial statement income or loss and tax income or loss result from different depreciation policies for book and tax purposes.

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

     The outcome of the Class Action Lawsuit described in Note 10 to the financial statements included in Item 8 herein will be the principal factor in determining the future of the Partnership's operations. In addition, the General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is adjudicated.


Item  7A.  Quantitative  and  Qualitative  Disclosures  about  Market  Risks.
-----------------------------------------------------------------------------

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

     The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in 2000 was not material.

Item  8.  Financial  Statements  and  Supplementary  Data.
----------------------------------------------------------

     Financial  Statements  (Restated):

    Report of Independent Auditors . . . . . . . . . . .  20

    Statement of Financial Position
    at December 31, 2000 and 1999. . . . . . . . . . . .  21

    Statement of Operations
    for the years ended December 31, 2000, 1999 and 1998  22

    Statement of Changes in Partners' Capital
    for the years ended December 31, 2000, 1999 and 1998  23

    Statement of Cash Flows
    for the years ended December 31, 2000, 1999 and 1998  24

    Notes to the Financial Statements. . . . . . . . . .  25

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

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AIRFUND II International
Limited Partnership at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements for the year ended December 31, 2000 have been restated as discussed in Note 1.


     /S/  ERNST  &  YOUNG  LLP

Tampa,  Florida
March  30,  2001,
except for Note 1 and the last 7 paragraphs of Note 12, as to which the date is November 7, 2001

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION
                           DECEMBER 31, 2000 AND 1999



 .                                                             2000          1999
                                                      -------------  ------------
 .                                                     Restated
 .                                                      (See Note 1)
ASSETS

Cash and cash equivalents. . . . . . . . . . . . . .  $  2,827,385   $ 5,719,642
Rents receivable . . . . . . . . . . . . . . . . . .       116,820            --
Accounts receivable - affiliate. . . . . . . . . . .        33,452         1,476
Other assets . . . . . . . . . . . . . . . . . . . .        24,508        31,742
Interest receivable - loan receivable. . . . . . . .       446,086            --
Loan receivable. . . . . . . . . . . . . . . . . . .     3,640,000            --
Net investment in sales-type lease . . . . . . . . .       240,330            --
Equipment at cost, net of accumulated
    depreciation of $8,152,945 and $18,449,875
    at December 31, 2000 and 1999, respectively. . .     2,644,169     3,359,619
                                                      -------------  ------------
 Total assets. . . . . . . . . . . . . . . . . . . .  $  9,972,750   $ 9,112,479
                                                      =============  ============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable. . . . . . . . . . . . . . . . . . . .  $    906,869   $   981,775
Accrued interest . . . . . . . . . . . . . . . . . .         7,161        13,356
Accrued liabilities. . . . . . . . . . . . . . . . .       591,617       463,324
Accrued liabilities - affiliate. . . . . . . . . . .        17,207        78,593
Deferred rental income . . . . . . . . . . . . . . .        27,244        51,380
                                                      -------------  ------------
 Total liabilities . . . . . . . . . . . . . . . . .     1,550,098     1,588,428
                                                      -------------  ------------

Partners' capital (deficit):
    General Partner. . . . . . . . . . . . . . . . .    (2,574,324)   (2,619,254)
    Limited Partnership Interests (2,714,647 Units;
     initial purchase price of $25 each) . . . . . .    10,996,976    10,143,305
                                                      -------------  ------------
 Total partners' capital . . . . . . . . . . . . . .     8,422,652     7,524,051
                                                      -------------  ------------
 Total liabilities and partners' capital . . . . . .  $  9,972,750   $ 9,112,479
                                                      =============  ============





















   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



 .                                            2000         1999         1998
                                     -------------  ----------  ------------
 .                                    Restated
 .                                     (See Note 1)
Income:
 Operating lease revenue. . . . . .  $    554,415   $1,841,170  $ 3,130,704
 Sales-type lease revenue . . . . .         2,491           --           --
 Interest income. . . . . . . . . .       202,930      267,788      158,844
 Interest income - loan receivable.       446,086           --           --
 Other income . . . . . . . . . . .       300,977           --           --
 Gain on sale of equipment. . . . .       884,573    3,109,500      127,265
                                     -------------  ----------  ------------
 Total income . . . . . . . . . . .     2,391,472    5,218,458    3,416,813
                                     -------------  ----------  ------------



Expenses:
 Depreciation . . . . . . . . . . .       297,611    1,054,343    2,451,737
 Interest expense . . . . . . . . .       103,919      120,701      200,679
 Equipment management fees -
          affiliate . . . . . . . .        29,913       92,059      156,535
 Operating expenses - affiliate . .     1,061,428    2,059,346    1,815,947
                                     -------------  ----------  ------------
   Total expenses . . . . . . . . .     1,492,871    3,326,449    4,624,898
                                     -------------  ----------  ------------

Net income (loss)                    $    898,601   $1,892,009  $(1,208,085)
                                     =============  ==========  ============


Net income (loss)
 per limited partnership unit        $       0.31   $     0.66  $     (0.42)
                                     =============  ==========  ============



























   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



 .                                        General
 .                                        Partner       Recognized Owners
 .                                        Amount        Units              Amount        Total
                                         ------------  -----------------  ------------ ------------

Balance at December 31, 1997. . . . . .  $(2,653,450)          2,714,647  $ 9,493,577   $ 6,840,127

    Net loss - 1998 . . . . . . . . . .      (60,404)                 --   (1,147,681)   (1,208,085)
                                         ------------  -----------------  ------------  ------------

Balance at December 31, 1998. . . . . .   (2,713,854)          2,714,647    8,345,896     5,632,042

    Net income - 1999 . . . . . . . . .       94,600                  --    1,797,409     1,892,009
                                         ------------  -----------------  ------------  ------------

Balance at December 31, 1999. . . . . .   (2,619,254)          2,714,647   10,143,305     7,524,051

     Net income - 2000 (restated) . . .       44,930                  --      853,671       898,601
                                         ------------  -----------------  ------------  ------------


Balance at December 31, 2000 (restated)  $(2,574,324)          2,714,647  $10,996,976   $ 8,422,652
                                         ============  =================  ============  ============




































   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


 .                                                                    2000               1999             1998
                                                             -------------  -----------------  ---------------
 .                                                               Restated
 .                                                             (See Note 1)
Cash flows provided by (used in) operating activities:
Net income (loss)                                            $    898,601   $      1,892,009   $   (1,208,085)
Adjustments to reconcile net income (loss)
   to net cash (used in) provided by operating activities:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . .       297,611          1,054,343        2,451,737
 Sales-type lease revenue . . . . . . . . . . . . . . . . .        (2,491)                --               --
 Gain on sale of equipment. . . . . . . . . . . . . . . . .      (884,573)        (3,109,500)        (127,265)
Changes in assets and liabilities:
 Decrease (increase) in:
   Rents receivable . . . . . . . . . . . . . . . . . . . .      (116,820)            39,933           25,187
   Accounts receivable - affiliate. . . . . . . . . . . . .       (31,976)            69,702          234,181
   Other assets . . . . . . . . . . . . . . . . . . . . . .         7,234             93,992         (125,734)
       Interest receivable - loan receivable. . . . . . . .      (446,086)                --               --
   Collections on net investment in sales-type lease. . . .        58,928                 --               --
 Increase (decrease) in:
   Accrued interest . . . . . . . . . . . . . . . . . . . .        (6,195)           (11,770)          (4,492)
   Accrued liabilities. . . . . . . . . . . . . . . . . . .       128,293              4,839          450,235
   Accrued liabilities - affiliate. . . . . . . . . . . . .       (61,386)            62,339          (26,270)
   Deferred rental income . . . . . . . . . . . . . . . . .       (24,136)             3,383         (119,070)
                                                             -------------  -----------------  ---------------
 Net cash (used in) provided by operating activities. . . .      (182,996)            99,270        1,550,424
                                                             -------------  -----------------  ---------------

Cash flows provided by (used in) investing activities:
 Proceeds from equipment sales. . . . . . . . . . . . . . .     1,005,645          3,109,500          553,699
 Issuance of loan receivable. . . . . . . . . . . . . . . .    (3,640,000)                --               --
                                                             -------------  -----------------  ---------------
   Net cash (used in) provided by investing activities. . .    (2,634,355)         3,109,500          553,699
                                                             -------------  -----------------  ---------------

Cash flows provided by (used in) financing activities:
 Proceeds from notes payable. . . . . . . . . . . . . . . .       201,247                 --               --
 Principal payments - notes payable . . . . . . . . . . . .      (276,153)          (914,890)        (780,855)
                                                             -------------  -----------------  ---------------
   Net cash used in financing activities. . . . . . . . . .       (74,906)          (914,890)        (780,855)
                                                             -------------  -----------------  ---------------

Net (decrease) increase in cash and cash equivalents           (2,892,257)         2,293,880        1,323,268
Cash and cash equivalents at beginning of year                  5,719,642          3,425,762        2,102,494
                                                             -------------  -----------------  ---------------
Cash and cash equivalents at end of year                     $  2,827,385   $      5,719,642   $    3,425,762
                                                             =============  =================  ===============


Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                      $    110,114   $        132,471   $      205,171
                                                             =============  =================  ===============

Supplemental disclosure of non-cash financing activities:
 Equipment sold on sales-type lease                          $    296,767   $             --   $           --
                                                             =============  =================  ===============















   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

     After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

     On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company.

     The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the period ended December 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $276,289 and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
     Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable and related interest should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
     Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $276,289 previously recorded and recognized interest income of $446,086, resulting in a decrease in the net loss for the year ended December 31, 2000 of $722,375, or $0.25 per limited partnership unit. As a result, the accompanying financial statements for the year ended December 31, 2000 have been restated from the amounts previously reported. In addition, during the second quarter of 2001 the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

NOTE  2  -  ORGANIZATION  AND  PARTNERSHIP  MATTERS
---------------------------------------------------

     The Partnership was organized as a limited partnership under the Massachusetts Uniform Limited Partnership Act (the "Uniform Act") on July 20, 1989 for the purpose of acquiring and leasing to third parties a specified portfolio of used commercial aircraft. Partners' capital initially consisted of contributions of $1,000 from the General Partner (AFG Aircraft Management Corporation, a Massachusetts corporation) and $100 from the Initial Limited Partner (AFG Assignor Corporation, a Massachusetts corporation). The Partnership issued 2,714,647 units, representing assignments of limited partnership interests (the "Units"), to 4,192 investors. Unitholders and Limited Partners (other than the Initial Limited Partner) are collectively referred to as Recognized Owners. The General Partner is an affiliate of Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership ("EFG"). The common stock of the General Partner is owned by EFG. The General Partner is not required to make any other capital contributions to the Partnership except as may be required under the Uniform Act and Section 6.1(b) of the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended").

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


 .                         .               .         Recognized
       Closing Date  Units Issued  Purchase Price     Owners
-------------------  ------------  ---------------  ----------
May 17, 1990. . . .     1,725,100  $    43,127,500       2,600
August 2, 1990. . .       317,986        7,949,650         494
October 1, 1990 . .       159,510        3,987,750         251
December 27, 1990 .       246,845        6,171,125         398
February 15, 1991 .       112,796        2,819,900         173
June 28, 1991 . . .       152,410        3,810,250         276
                     ------------  ---------------  ----------

  Totals. . . . . .     2,714,647  $    67,866,175       4,192
                     ============  ===============  ==========


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

     Under the terms of a Management Agreement between the Partnership and EFG, management services are provided by EFG to the Partnership at fees which the General Partner believes to be competitive for similar services (see Note 7).

NOTE  3  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

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

Revenue  Recognition
--------------------

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

     Rents are payable to the Partnership monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and EFG would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 10 regarding the Class Action Lawsuit. Future minimum rents are $1,472,431 are due as follows:


  For the year ending December 31,   2001  $  491,543
                                     2002     412,079
                                     2003     372,749
                                     2004     196,060
                                           ----------

 .                                   Total  $1,472,431
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

     Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                     2000      1999      1998
                                 --------  --------  --------

Finnair OY. . . . . . . . . . .  $346,949  $634,658  $639,923
Aerovias de Mexico S.A. de C.V.  $ 92,311  $     --  $     --
Transmeridian Airlines, Inc.. .  $ 70,000  $560,000  $876,667
Southwest Airlines, Inc.. . . .  $     --  $380,699  $377,568
American Trans Air, Inc.. . . .  $     --  $245,533  $762,000
Classic Airways Limited . . . .  $     --  $     --  $319,960



Use  of  Estimates
------------------

     The preparation of the financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Equipment  on  Lease
--------------------

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

Remarketing  and  Maintenance  Expenses
---------------------------------------

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

Allowance  for  Loan  Losses
----------------------------

          In accordance with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), the Partnership periodically evaluates the collectibility of its loan's contractual principal and interest and the existence of loan impairment indicators, including contemporaneous economic conditions, situations which could affect the borrower's ability to repay its obligation, the estimated value of the underlying collateral, and other relevant factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the Partnership's management of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Net  Investment  in  Sales-Type  Lease
--------------------------------------
     For leases that qualify as sales-type leases, the Partnership recognizes profit or loss at lease inception to the extent the fair value of the property leased differs from the carrying value. For balance sheet purposes, the aggregate lease payments receivable are recorded on the balance sheet net of unearned income as net investment in sales-type lease. Unearned income is recognized as sales-type lease revenue over the lease term using the interest method.

Impairment  of  Long-Lived  Assets
----------------------------------
     The carrying value of long-lived assets, including equipment and the real estate loan, will be reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from undiscounted future cash flows.
Accrued  Liabilities  -  Affiliate
----------------------------------

     Unpaid operating expenses paid by EFG on behalf of the Partnership and accrued but unpaid administrative charges and management fees are reported as Accrued Liabilities - Affiliate (see Note 7).

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

     The Partnership is a Nominal Defendant in a Class Action Lawsuit. In 1998, a settlement proposal to resolve that litigation was negotiated. After a status conference, on June 4, 2001 the court set a trial date of March 4, 2002 and referred the case to mediation and to a magistrate judge (See Note 10). The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval. The Partnership's estimated exposure for costs anticipated to be incurred in pursuing the settlement proposal is approximately $423,000 consisting principally of legal fees and other professional service costs. These costs are expected to be incurred regardless of whether the proposed settlement ultimately is effected and, therefore, the Partnership expensed approximately $332,000 of these costs in 1998 following the Court's approval of the settlement plan. The cost estimate is subject to change and is monitored by the General Partner based upon the progress of the litigation and other pertinent information. As a result, the Partnership accrued and expensed additional amounts of approximately $41,000 and $50,000 for such costs during 2000 and 1999, respectively. See notes 9 and 11 for additional discussions.

     The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing, the loan to Echelon Residential Holdings and its ownership of securities of Semele. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected.The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

Allocation  of  Profits  and  Losses
------------------------------------

     For financial statement purposes, net income or loss is allocated to each Partner according to their respective ownership percentages (95% to the Recognized Owners and 5% to the General Partner). See Note 9 concerning allocation of income or loss for income tax purposes.

Net  Income  (Loss)  Per  Unit
------------------------------

     Net income (loss) per unit is based on 2,714,647 Units outstanding during each of the three years in the period ended December 31, 2000 and computed after allocation of the General Partner's 5% share of net income (loss).

Provision  for  Income  Taxes
-----------------------------

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

 .                                               Remaining
 .                                               Lease Term   Equipment
 Equipment Type                                    (Months)  at Cost      Location
----------------------------------------------  -----------  -----------  ---------

Two Rolls Royce aircraft engines                          0  $ 6,000,000  Warehouse
One McDonnell Douglas MD-82 (Finnair)                     4    2,078,640  Foreign
One McDonnell Douglas MD-82
(Aerovias de Mexico S.A. de C.V)                         44    2,078,640  Foreign
One Boeing 737-2H4 (Air Slovakia)                        32      639,834  Foreign
                                                             -----------
   Total equipment cost. . . . . . . . . . . .            -   10,797,114
   Accumulated depreciation        .                      -    8,152,945
                                                             -----------
   Equipment, net of accumulated depreciation             -  $ 2,644,169
                                                             ===========



     The cost of each of the Partnership's aircraft represents proportionate ownership interests. The remaining interests are owned by other affiliated partnerships sponsored by EFG. All Partnerships individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

     Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $4,157,000 and a net book value of approximately $2,446,000 at December 31, 2000. (See Note 8).

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

NOTE  5  -  LOAN  RECEIVABLE
----------------------------
     On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through its wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds, along with the loan proceeds from the other Exchange Partnerships, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. In the Class Action Lawsuit, there is a risk that the court may object to the General Partner's action in structuring the loan in this way since the EFG officer may be deemed an affiliate and the loans in violation of the prohibition against loans to affiliates and the court's statement in its order permitting New Investments that all other provisions of the Partnership Agreements governing the investment objectives and policies of the Partnership shall remain in full force and effect. The court may require the partnerships to restructure or divest the loan.
     The Partnership's participation in the loan is $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential
LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, a Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. During the year ended December 31, 2000, the Partnership recognized $446,086 of interest income related to this loan. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
     The summarized financial information for Echelon Residential Holdings as of December 31, 2000 and for the period March 8, 2000 (commencement of operations) through December 31, 2000 is as follows:

 Total assets  .. . . . . . . . . . . .  $68,580,891
 Total liabilities  . . . . . . . . . .  $70,183,162
 Minority interest  . . . . . . . . . .  $ 2,257,367
 Total deficit   .. . . . . . . . . . .  $(3,859,638)

 Total revenues  .. . . . . . . . . . .  $ 5,230,212
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $11,936,238
 Net loss  .. . . . . . . . . . . . . .  $(6,706,026)



     See Note 12, Subsequent Events, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.


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

Total minimum lease payments to be received  $255,407
Less:  Unearned income. . . . . . . . . . .    15,077
                                             --------
                         Total               $240,330
                                             ========



NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during each of the three years in the period ended December 31, 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:

                                       2000        1999        1998
                                 ----------  ----------  ----------

Equipment management fees . . .  $   29,913  $   92,059  $  156,535
Administrative charges. . . . .      72,967      71,699      53,676
Reimbursable operating expenses
 due to third parties . . . . .     988,461   1,987,647   1,762,271
                                 ----------  ----------  ----------

 Total. . . . . . . . . . . . .  $1,091,341  $2,151,405  $1,972,482
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

     All aircraft were purchased from EFG or one of its Affiliates. The Partnership's acquisition cost was determined by the method described in Note 3, Equipment on Lease.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership       40,000               1.47%
-------------------------------------  -----------  ------------------


     Old North Capital Limited Partnership ("ONC") is a Massachusetts limited partnership formed in 1995. The general partner of ONC is controlled by Gary D. Engle and the limited partnership interests of ONC are owned by Semele Group Inc. ("Semele"). Gary D. Engle is Chairman and Chief Executive Officer of Semele.

NOTE  8  -  NOTES  PAYABLE
--------------------------

     Notes payable at December 31, 2000 consisted of two installment notes payable to banks of $906,869. One installment note bears an interest rate of 8.225% and the other bears a fluctuating interest rate based on LIBOR (approximately 6.7% at December 31, 2000) plus a margin. Both of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. The Partnership had a balloon payment obligation due at the expiration of the lease term related to the aircraft leased to Finnair OY. This indebtedness was due to mature in 2001. In addition, the Partnership had a balloon payment obligation of $701,062, which matured in August 2000. The Partnership paid interest-only on this debt through 2000 and in February 2001, the Partnership and certain affiliated investment programs refinanced this indebtedness and repaid the outstanding indebtedness related to the Finnair OY aircraft. See Note 12, "Subsequent Event", regarding this refinancing.

     Management believes that the carrying amount of notes payable approximates fair value at December 31, 2000 based on its experience and understanding of the market for instruments with similar terms.

     The annual maturities of the installment notes payable at December 31, 2000, reflecting the maturity of the notes in consideration of the February 2001 refinancing discussed in Note 12, "Subsequent Event", are as follows:

  For the year ending December 31,   2001  $109,728
                                     2002   143,640
                                     2003   143,640
                                     2004   511,861
                                           --------

 .                                   Total  $906,869
                                           ========


NOTE  9  -  INCOME  TAXES
-------------------------

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

     The following is a reconciliation between net income (loss) reported for financial statement and federal income tax reporting purposes for the years ended December 31, 2000, 1999 and 1998:

                                                   2000         1999         1998
                                             -----------  ----------  ------------

Net income (loss) . . . . . . . . . . . . .  $  898,601   $1,892,009  $(1,208,085)
  Financial statement depreciation in
    excess of (less than) tax depreciation      (56,850)     673,872     (713,082)
  Deferred rental income. . . . . . . . . .     (24,136)       3,383     (119,070)
  Other . . . . . . . . . . . . . . . . . .     318,871       64,000      362,435
                                             -----------  ----------  ------------
Net income (loss) for federal income
    tax reporting purposes. . . . . . . . .  $1,136,486   $2,633,264  $(1,677,802)
                                             ===========  ==========  ============


     The  principal  component of "Other" consists of the difference between the
--------------------------------------------------------------------------------
tax  gain or loss on aircraft disposals and the financial statement gain or loss
--------------------------------------------------------------------------------
on  aircraft  disposals.  It  also  includes  reversal  of  certain  maintenance
--------------------------------------------------------------------------------
reserves.
---------

     The  following  is  a reconciliation between partners' capital reported for
--------------------------------------------------------------------------------
financial  statement  and  federal  income  tax reporting purposes for the years
--------------------------------------------------------------------------------
ended  December  31,  2000  and  1999:
--------------------------------------


                                                                     2000         1999
                                                              -----------  ------------

Partners' capital. . . . . . . . . . . . . . . . . . . . . .  $ 7,700,277  $ 7,524,051

 Add back selling commissions and organization
 and offering costs. . . . . . . . . . . . . . . . . . . . .    7,085,240    7,085,240

 Cumulative difference between federal income tax
 and financial statement income (loss) . . . . . . . . . . .       23,142     (937,118)
                                                              -----------  ------------

Partners' capital for federal income tax reporting purposes.  $14,808,659  $13,672,173
                                                              ===========  ============


     The  cumulative  difference  between  federal  income  tax  and  financial
-------------------------------------------------------------------------------
statement  income  (loss)  represents  a  timing  difference.
-------------------------------------------------------------

NOTE  10  -  LEGAL  PROCEEDINGS
-------------------------------

     In January 1998, certain plaintiffs (the "Plaintiffs") filed a class and derivative action, captioned Leonard Rosenblum, et al. v. Equis Financial Group
                              --------------------------------------------------
Limited  Partnership,  et  al.,  in  the  United  States  District Court for the
-----------------------------
Southern  District  of  Florida  (the  "Court") on behalf of a proposed class of
-------
investors  in  28  equipment  leasing  programs  sponsored by EFG, including the
----
Partnership  (collectively,  the "Nominal Defendants"), against EFG and a number
----
of its affiliates, including the General Partner, as defendants (collectively, the "Defendants"). Certain of the Plaintiffs, on or about June 24, 1997, had filed an earlier derivative action, captioned Leonard Rosenblum, et al. v. Equis
-                                             ----------------------------------
Financial  Group  Limited  Partnership,  et  al.,  in  the Superior Court of the
-----------------------------------------------
Commonwealth  of  Massachusetts  on behalf of the Nominal Defendants against the
------
Defendants.  Both  actions  are  referred  to  herein collectively as the "Class
--
Action  Lawsuit".
--

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

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth terms pursuant to which a settlement of the Class Action Lawsuit was intended to be achieved and which, among other things, was at the time expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was preliminarily approved by the Court on August 20, 1998 when the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement" (the "August 20 Order").

     On March 12, 1999, counsel for the Plaintiffs and the Defendants entered into an amended stipulation of settlement (the "Amended Stipulation") which was filed with the Court on March 12, 1999. The Amended Stipulation was preliminarily approved by the Court by its "Modified Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing For Notice of, and Hearing On, the Proposed Settlement" dated March 22, 1999 (the "March 22 Order"). The Amended Stipulation, among other things, divided the Class Action Lawsuit into two separate sub-classes that could be settled individually. On May 26, 1999, the Court issued an Order and Final Judgment approving settlement of one of the sub-classes. Settlement of the second sub-class, involving the Partnership and 10 affiliated partnerships (collectively referred to as the "Exchange Partnerships"), remained pending due, in part, to the complexity of the proposed settlement pertaining to this class.

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

     The settlement of the second sub-class was premised on the consolidation of the Exchange Partnerships' net assets (the "Consolidation"), subject to certain conditions, into a single successor company ("Newco"). Under the proposed Consolidation, the partners of the Exchange Partnerships would receive both common stock in Newco and a cash distribution; and thereupon the Exchange Partnerships would be dissolved. In addition, EFG would contribute certain management contracts, operations personnel, and business opportunities to Newco and cancel its current management contracts with all of the Exchange Partnerships. Newco would operate principally as a finance company and would use its best efforts to list its shares on the NASDAQ National Market or another national exchange or market as soon after the Consolidation as Newco deems that market conditions and its business operations are suitable for listing its shares and Newco has satisfied all necessary regulatory and listing requirements. The potential benefits and risks of the Consolidation were to be presented in a Solicitation Statement that would be mailed to all of the partners of the Exchange Partnerships as soon as the associated regulatory review process was completed and at least 60 days prior to the fairness hearing. A preliminary Solicitation Statement was filed with the Securities and Exchange Commission on August 24, 1998.

     One of the principal objectives of the Consolidation was to create a company that would have the potential to generate more value for the benefit of existing limited partners than other alternatives, including continuing the Partnership's customary business operations until all of its assets are disposed in the ordinary course of business. To facilitate the realization of this objective, the Amended Stipulation provided, among other things, that commencing March 22, 1999, the Exchange Partnerships could collectively invest up to 40% of the total aggregate net asset values of all of the Exchange Partnerships in any investment, including additional equipment and other business activities that the general partners of the Exchange Partnerships and EFG reasonably believed to be consistent with the anticipated business interests and objectives of Newco, subject to certain limitations. The Second Amended Stipulation, among other things, quantified the 40% limitation using a whole dollar amount of $32 million in the aggregate.

     On March 8, 2000, the Exchange Partnerships collectively made a $32 million loan as permitted by the Second Amended Stipulation approved by the Court. The Partnership's portion of the aggregate loan is $3,640,000. The loan consists of a term loan to Echelon Residential Holdings, a newly-formed real estate company that is owned by several independent investors and, in his individual capacity, James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months maturing on September 8, 2002 and bears interest at the annual rate of 14% for the first 24 months and 18% for the final six months of the term. Interest accrues and compounds monthly but is not payable until maturity. Echelon Residential Holdings has pledged its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral for the loan.

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

     The Second Amended Stipulation, as well as the Amended Stipulation and the original Stipulation of Settlement, prescribe certain conditions necessary to effect a final settlement, including providing the partners of the Exchange Partnerships with the opportunity to object to the participation of their partnership in the Consolidation. Assuming the proposed settlement were effected according to its terms, the Partnership's share of legal fees and expenses related to the Class Action Lawsuit and the Consolidation was estimated to be approximately $423,000, of which approximately $332,000 was accrued and expensed by the Partnership in 1998 and additional amounts of approximately $41,000 and $50,000 was accrued and expensed in 2000 and 1999, respectively.

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

     On March 12, 2001, after a status conference and hearing, the Court issued an order that required the parties, no later than May 15, 2001, to advise the Court on (a) whether the SEC has completed its review of the solicitation statement and related materials submitted to the SEC in connection with the proposed settlement, and (b) whether parties request the Court to schedule a hearing for final approval of the proposed settlement or are withdrawing the proposed settlement from judicial consideration and resuming the litigation of the Plaintiffs' claims. The Court also directed the parties to use their best efforts to assist the SEC so that its regulatory review may be completed on or before May 15, 2001. The Court continued the Final Approval Settlement Hearing until a date to be scheduled in July 2001 after receipt from the parties of a request to schedule a hearing. Subsequently, after the parties had responded to the court's order and had participated in a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referring the case to mediation and referring discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval. See Note 12, Subsequent Events, for an update of the status of proceedings.

     In addition to the foregoing, the Partnership is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions as described below:

First  action  involving  Transmeridian  Airlines
-------------------------------------------------

     On  October  11,  1996,  Prime  Air  Inc. d/b/a Transmeridian Airlines (the
"Plaintiff") filed an action in the 61st Judicial District Court of Harris County, Texas (the "Court") entitled Prime Air, Inc. d/b/a Transmeridian
                                          --------------------------------------
Airlines  v.  Investors  Asset Holding Corp. ("IAHC"), as Trustee for Airfund II
       -------------------------------------------------------------------------
International  Limited  Partnership,  PLM  International  ("PLM"),  and  NavCom
  -----------------------------------------------------------------------------
Aviation,  Inc. (collectively, the "Defendants").  In that action, the Plaintiff
  ------------
claimed damages of more than $3 million for alleged breach of contract, fraud, civil conspiracy, tortious interference of business relations, negligent misrepresentation, negligence and gross negligence, and punitive damages against the Defendants in connection with Transmeridian's lease of a Boeing 727-251 ADV jet aircraft from the Partnership. On November 7, 1996, PLM removed the action to United States District Court for the Southern District of Texas. On February 14, 1997, the Defendants answered the Plaintiff's Complaint denying the allegations made therein and asserting various defenses.

     On July 31, 1998, the Court granted IAHC's motion to strike Plaintiff's fraud and negligent misrepresentation claims due to failure to plead with particularity. Extensive discovery was conducted on the merits of Plaintiff's claims. The Plaintiff, at one point, provided an expert report seeking approximately $30 million in damages. The Plaintiff later provided a revised expert report claiming actual damages of approximately $8.5 million and Plaintiff continued to seek punitive damages and both pre-judgment and post-judgment interest. On March 18, 1999, the Court entered summary judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff subsequently filed a motion to alter or amend the judgment, or in the alternative, to certify the Court's Order for Interlocutory Appeal. On April 30, 1999, the Court declined to alter or amend its judgment and entered final judgment in favor of IAHC and PLM on all remaining claims. The Plaintiff appealed to the United States Court of Appeals for the 5th Circuit. The Court of Appeals denied Transmeridian's appeal, affirmed the District Court's judgement in IAHC's favor, and subsequently denied Transmeridian's request for rehearing. Transmeridian has not sought further review of the District Court's judgment. There have been, however, subsequent proceedings in the District Court on IAHC's request for the assessment of costs in the amount of approximately $35,000.

     In connection with this litigation, the Partnership has incurred substantial legal fees, exceeding $1 million. An action seeking recovery of these costs was filed on behalf of the Partnership in November 1999. See "Indemnity action against Transmeridian Airlines and Apple Vacations" described below.

Second  action  involving  Transmeridian  Airlines
--------------------------------------------------

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

Indemnity  action  against  Transmeridian  Airlines  and  Apple  Vacations
--------------------------------------------------------------------------

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

Action  involving  Northwest  Airlines,  Inc.
---------------------------------------------

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

NOTE  11  -  QUARTERLY  RESULTS  OF  OPERATIONS  (Unaudited)
------------------------------------------------------------

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                  Three Months Ended


                                                March 31,    June 30,    September 30,    December 31,     Total
                                               -----------  ----------  ---------------  --------------  ----------
                                                     2000
                                               -----------
(As Restated)

Total operating and sales-type lease revenue.  $  109,420   $  148,602  $      106,446   $     192,438   $  556,906
Net (loss) income . . . . . . . . . . . . . .      33,059    1,072,002        (205,791)           (669)     898,601
Net income (loss) per
  limited partnership unit. . . . . . . . . .        0.01         0.37           (0.07)          (0.00)        0.31

                                                     2000
                                               -----------
(As Previously Reported)

Total operating and sales-type lease revenue.  $  109,420   $  148,602  $      106,446   $     192,438   $  556,906
Net (loss) income . . . . . . . . . . . . . .      (4,476)     920,669        (402,587)       (337,380)     176,226
Net income (loss) per
  limited partnership unit. . . . . . . . . .          --         0.32           (0.14)          (0.12)        0.06

                                                     1999
                                               -----------
Total lease revenue                            $  708,129      482,218         393,846         256,977   $1,841,170
Net (loss) income . . . . . . . . . . . . . .    (111,725)  $2,915,743  $     (142,229)  $    (769,780)   1,892,009
Net (loss) income per
  limited partnership unit. . . . . . . . . .       (0.04)        1.02           (0.05)          (0.27)        0.66



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

NOTE  12  -  SUBSEQUENT  EVENTS
-------------------------------

Debt  Refinancing
-----------------

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

Legal  Proceedings
------------------

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

     Plaintiffs' Counsel also submitted a Plaintiffs' Status Report to the court on May 15, 2001 in which they reported that the SEC review has not been concluded and that they notified the Defendants that they would not agree to continue to stay the further prosecution of the litigation in favor of the settlement and that they intend to seek court approval to immediately resume active prosecution of the claims of the Plaintiffs. Plaintiffs' Counsel stated in the Report that the "[p]laintiffs continue to believe that the settlement is in the best interests of the Operating Partnership Sub-class. However, since the SEC has yet to complete its review of the proxy, the Plaintiffs do not believe that the litigation should continue to be stayed so that the SEC may continue its regulatory review for an indefinite period of time." Plaintiffs requested a pre-trial conference to schedule filing of Plaintiffs' motion for class certification on or before May 29, 2001 and resumption of merits discovery and discovery related to the class certification motion. Subsequently, after a status conference on May 31, 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

     There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome.

Impairment  of  Loan  Receivable
--------------------------------

     The General Partner has determined that recoverability of the Partnership's loan receivable from Echelon Residential Holdings, including accrued interest, became impaired during the second quarter of 2001. As a result, the Partnership recorded an impairment of $318,500 at June 30, 2001, reflecting the General Partner's assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest recorded on the loan through March 31, 2001, or $590,772, and has ceased the accrual of future interest, effective
April 1, 2001. The write-down was precipitated principally by a slowing U.S. economy and its effects on the real estate development industry. The economic outlook for the properties that existed when the loan was funded has deteriorated and inhibited the ability of Echelon Residential Holdings' management to secure low-cost sources of development capital, including but not limited to joint-venture or equity partners. In response to these developments and lower risk tolerances in the credit markets, the management of Echelon Residential Holdings decided in the second quarter of 2001 to concentrate its prospective development activities within the southeastern United States and, therefore, to dispose of development sites located elsewhere. In May 2001, Echelon Residential Holdings closed its Texas-based development office; and since the beginning of 2001, the company has sold three of nine properties (two in July 2001 and one in October 2001). As of November 2001, one additional property is under contract to be sold, subject to due diligence that remains pending. As a result of these developments, the General Partner does not believe that Echelon Residential Holdings will realize the profit levels originally believed to be achievable from either selling these properties as a group or developing all of them as multi-family residential communities.


Item  9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting and
--------------------------------------------------------------------------------
Financial  Disclosure.
----------------------

     None.

PART  III

Item  10.  Directors  and  Executive  Officers  of  the  Partnership.
---------------------------------------------------------------------

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

DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  GENERAL  PARTNER  (See  Item  13)
-------------------------------------------------------------------------------


                 Name                    Title                   Age    Term
----------------------  ---------------------------------------  ---  ---------
Geoffrey A. MacDonald   Chairman of EFG and President              .  Until a
 .                       and a Director of the General Partner     52  successor
 .                                                             .    .  is duly
Gary D. Engle           President and Chief Executive              .  elected
 .                       Officer of EFG and a                       .  and
 .                       Director of the General Partner           52  qualified

Michael J. Butterfield  Executive Vice President and Chief
 .                       Operating Officer of EFG and
 .                       Treasurer of the General Partner          41

Gail D. Ofgant          Senior Vice President, Lease Operations
 .                       of EFG and Senior Vice President of
 .                       the General Partner                       35



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

     (f)  Involvement  in  Certain  Legal  Proceedings

     None.

     (g)  Promoters  and  Control  Persons

     Not  applicable.

Item  11.  Executive  Compensation.
-----------------------------------

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

     (b)  Compensation  Pursuant  to  Plans

     None.

     (c)  Other  compensation

     Although the Partnership has no employees, as discussed in Item 11(a), pursuant to Section 10.4(c) of the Restated Agreement, as amended, the Partnership incurs a monthly charge for personnel costs of the Manager for persons engaged in providing administrative services to the Partnership. A description of the remuneration paid by the Partnership to the Manager for such services is included in Item 13 herein, and in Note 7 to the financial statements included in Item 8, herein.

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

Item  12.  Security  Ownership  of  Certain  Beneficial  Owners  and Management.
--------------------------------------------------------------------------------

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

Item  13.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

     The General Partner of the Partnership is AFG Aircraft Management Corporation, an affiliate of EFG.

     (a)  Transactions  with  Management  and  Others

     All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 2000, 1999 and 1998, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                                       2000        1999        1998
                                                 ----------  ----------  ----------

Equipment management fees                        $   29,913  $   92,059  $  156,535
Administrative charges                               72,967      71,699      53,676
Reimbursable operating expenses
 due to third parties                               988,461   1,987,647   1,762,271
                                                 ----------  ----------  ----------

                                          Total  $1,091,341  $2,151,405  $1,972,482
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

     All aircraft were purchased from EFG or one of its Affiliates. The Partnership's acquisition cost was determined by the method described in Note 3 to the financial statements included in Item 8, herein.

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

     An affiliate of the General Partner owns Units in the Partnership as follows:

                                       Number of    Percent of Total
Affiliate                              Units Owned  Outstanding Units

Old North Capital Limited Partnership       40,000               1.47%
-------------------------------------  -----------  ------------------


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

     (b)  Certain  Business  Relationships

     None.

     (c)  Indebtedness  of  Management  to  the  Partnership

     None.

     (d)  Transactions  with  Promoters

     Not  applicable.

PART  IV

Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

     (a)  Documents  filed  as  part  of  this  report:


     (2)     Financial  Statement  Schedules:

          None  required.

     (3)     Exhibits:

          Except as set forth below, all Exhibits to Form 10-K/A, as set forth in Item 601 of Regulation S-K, are not applicable.

          A  list of exhibits filed or incorporated by reference is as follows:

           Exhibit
          Number
      ----------

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

          2.8 Order Setting Trial Date and Discovery Deadlines, Referring Case to Mediation and Referring Discovery to United States Magistrate Judge (June 4, 2001).


           Exhibit
           Number
           ------

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

(b)       Reports  on  Form  8-K

               None.

(c)     Other  Exhibits

None.

(c)          Financial  Statement  Schedules:

          Consolidated Financial Statements for Echelon Residential Holdings LLC as of December 31, 2000 and
     for the Period March 8, 2000 (Date of Inception) through December 31, 2000 and Independent Auditors'
     Report.

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


                  AIRFUND II International Limited Partnership


     By:  AFG  Aircraft  Management  Corporation,
     a  Massachusetts  corporation  and  the
     General  Partner  of  the  Registrant.







By: /s/   Geoffrey A. MacDonald               By: /s/   Gary D. Engle
--------------------------------------------  --------------------------------
Geoffrey A. MacDonald                         Gary D. Engle
Chairman of EFG and                           President and Chief Executive
President and a Director of the               Officer of EFG and a
General Partner                               Director of the General Partner
 .                                             (Principal Executive Officer)





Date: November 13, 2001                       Date: November 13, 2001
--------------------------------------------  --------------------------------




By: /s/   Michael J. Butterfield
--------------------------------------------
Michael J. Butterfield
Executive Vice President and Chief
Operating Officer of EFG and Treasurer
of the General Partner
(Principal Financial and Accounting Officer)



Date: November 13, 2001
--------------------------------------------

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


Tampa,  Florida
March  23,  2001

ECHELON  RESIDENTIAL  HOLDINGS  LLC

CONSOLIDATED  BALANCE  SHEET
DECEMBER  31,  2000



ASSETS

REAL ESTATE - Net (Notes 1 and 2)                                  $61,092,202

CASH AND CASH EQUIVALENTS (Note 1)                                   3,789,198

RESTRICTED CASH (Note 1)                                                 8,703

RESTRICTED INVESTMENTS (Note 2)                                      2,155,160

ACCOUNTS RECEIVABLE - Affiliates (Note 7)                              115,521

PREPAID EXPENSES AND OTHER LONG-TERM ASSETS                             69,417

CORPORATE EQUIPMENT - Net of accumulated depreciation of $57,733       286,784

INVESTMENT IN UNCONSOLIDATED JOINT VENTURE (Note 3)                  1,063,906
                                                                   ------------

TOTAL ASSETS                                                       $68,580,891
                                                                   ============


LIABILITIES AND MEMBERS' EQUITY

LIABILITIES:
  Accounts payable                                                 $    10,984
  Contractor payable                                                 1,752,830
  Accounts payable - Affiliates (Note 7)                               114,180
  Accrued expenses                                                     797,832
  Retainage payable                                                  1,125,865
  Security deposits                                                      8,625
  Interest payable                                                   4,385,805
  Construction loans (Note 4)                                       26,837,740
  Other long-term liabilities                                          109,411
  Notes payable (Note 5)                                            35,039,890
                                                                   ------------

           Total liabilities                                        70,183,162

COMMITMENTS AND CONTINGENCIES (Notes 4 and  9)

MINORITY INTEREST (Note 6)                                           2,257,367

MEMBERS' EQUITY (DEFICIENCY) (Note 1)                               (3,859,638)
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' EQUITY                              $68,580,891
                                                                   ============

See notes to consolidated financial statements.

ECHELON  RESIDENTIAL  HOLDINGS  LLC

CONSOLIDATED  STATEMENT  OF  OPERATIONS
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000


SALES AND REVENUES:
  Real estate operations:
    Rental revenues                                    $   230,834
    Management fees                                        695,162
    Developer fees                                         985,141
  Sale of development property                           3,104,532
  Investment income                                        191,543
  Other Income                                              23,000
                                                       ------------

           Total sales and revenues                      5,230,212
                                                       ------------

EXPENSES:
  Rental and other operations                              558,561
  Cost of development property sold                      3,317,880
  Write-down of land held for development or sale          635,437
  Depreciation expense                                     148,861
  Interest expense on long-term debt - net of amounts
           capitalized of $606,990                       4,460,345
  General and administrative expenses                    2,937,514
                                                       ------------

           Total expenses                               12,058,598
                                                       ------------

EQUITY IN LOSS OF UNCONSOLIDATED JOINT VENTURE            (148,023)

MINORITY INTEREST                                          270,383
                                                       ------------

NET LOSS                                               $(6,706,026)
                                                       ============


See notes to consolidated financial statements.

------



ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------

CONSOLIDATED  STATEMENTS  OF  MEMBERS'  EQUITY  (DEFICIENCY)
------------------------------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000
----------------------------------------------------------------------------


                                                 INITIAL       PARTICIPATING
                                                 MEMBERS       MEMBERS          TOTAL

BALANCE AT MARCH 8, 2000                         $   195,226   $            -   $   195,226

  Members' capital contributions                           -        2,651,162     2,651,162

  Net loss                                        (5,600,020)      (1,106,006)   (6,706,026)
                                                 ------------  ---------------  ------------

BALANCE AT DECEMBER 31, 2000                     $(5,404,794)  $    1,545,156   $(3,859,638)
                                                 ============  ===============  ============


See notes to consolidated financial statements.

------


ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
----------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000
----------------------------------------------------------------------------


CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net loss                                                        $ (6,706,026)
  Adjustment to reconcile net loss to cash provided by
     (used in) operating activities:
      Depreciation                                                     148,861
      Loss on sale of development property                             213,348
      Minority interest                                               (270,383)
      Equity in loss of unconsolidated joint venture                   148,023
      Write-down of land held for development or sale                  635,437
      Changes in working capital:
        Accounts payable, accrued expenses and other liabilities    (4,343,190)
        Interest payable                                             4,385,805
        Other working capital changes                                  311,588
                                                                  -------------

          Net cash used in operating activities                     (5,476,537)
                                                                  -------------

CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Increase in restricted cash and restricted investments            (2,163,863)
  Net proceeds from sale of development property                     3,104,532
  Payments related to construction in progress                     (29,601,108)
                                                                  -------------

           Net cash used in investing activities                   (28,660,439)
                                                                  -------------

CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of notes payable                                          6,244,000
  Repayment of notes payable                                        (5,474,000)
  Proceeds from construction loans                                  26,585,765
  Members' capital contributions                                     2,651,162
                                                                  -------------

           Net cash provided by financing activities                30,006,927
                                                                  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (4,130,049)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       7,919,247
                                                                  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $  3,789,198
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $    681,530
                                                                  =============


See notes to consolidated financial statements.

------
ECHELON  RESIDENTIAL  HOLDINGS  LLC
-----------------------------------
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------
PERIOD  MARCH  8,  2000  (DATE  OF  INCEPTION)  THROUGH  DECEMBER  31,  2000

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

RESTRICTED INVESTMENTS - Restricted investments represents certificates of deposit with maturities greater than three months. These investments are held by financial institutions that require such deposits in support of standby letters of credit.

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

REVENUE RECOGNITION - The Company recognizes revenue on the sale of real estate properties when title has passed to the buyer and all contingencies have been removed. Rental revenues, management fees, and developer fees are recognized when earned.

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

Effective March 8, 2000 (date of inception), the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101 provides guidance for the recognition, presentation, and disclosure of revenue in financial statements. The adoption of SAB No. 101 had no impact on the Company's financial statements.

RECLASSIFICATIONS - Certain amounts previously reported in the March 8, 2000 consolidated balance sheet have been reclassified to conform to the December 31, 2000 presentation.

2.     REAL  ESTATE  -  NET
As  of  December  31,  2000,  real  estate  consists  of  the  following:

Land and land improvements held for development or sale  $15,676,581
                                                         ------------

Real estate under development:
  Land and land improvements                               8,302,770
  Construction in progress                                14,694,874
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
                                                         ------------

                                                          22,417,977
                                                         ------------

                                                         $61,092,202
                                                         ============



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

As of December 31, 2000, the Company's land and land improvements held for development or sale includes five parcels of improved and unimproved land for the development of multi-family residential communities. The land is located in urban areas in Memphis, Tennessee; Dallas, Texas; Denver, Colorado; and Colorado Springs, Colorado.

As of December 31, 2000, real estate under development includes the following three multi-family residential communities:

                                   .         .        .  CONSTRUCTION  ACTUAL/ESTIMATED
                                   .  RENTABLE  LAND     COMMENCEMENT  DATE FIRST UNITS
PROJECT NAME             LOCATION     UNITS     ACREAGE  DATE          AVAILABLE
-----------------------  -----------  --------  -------  ------------  ----------------

ECHELON AT THE BALLPARK  Memphis, TN       385        5  Q1 2000       Q1 2001
ECHELON AT LAKESIDE      Plano, TX         181       12  Q3 1999       Q3 2000
ECHELON AT UPTOWN        Orlando, FL       244        3  Q2 2001       Q2 2002

As discussed in Note 6, Investment in Consolidated Joint Venture Partnership, ECHELON AT LAKESIDE commenced operations during the period March 8, 2000 (date of inception) through December 1, 2000 and portions of the project remained under construction as of December 31, 2000.

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

4.     CONSTRUCTION  LOANS
As of December 31, 2000, the Company's construction loans outstanding are as follows:

Bank of America                       $17,614,845
First Union National Bank of Florida    9,222,895
                                      -----------

 .                                     $26,837,740
                                      ===========



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

In the opinion of management, the carrying value of the Company's construction loans approximate their fair value based on management's estimates for similar issues, giving consideration to quality, interest rates, maturity and other significant characteristics. Although management is not aware of any factors that would significantly affect the estimated fair value of the construction loans, the amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2000 and current estimates of fair value may differ significantly.
See Note 10, Subsequent Event, for discussion of a construction loan executed for the construction of ECHELON AT UPTOWN, in February 2001.

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
                                                                -----------

                                                                $35,039,890
                                                                ===========



On March 8, 2000, the Company executed $32,000,000 in notes payable with 11 partnerships. The Company contributed the proceeds from the notes payable to Echelon Residential to acquire various real estate assets from Echelon, as discussed in Note 1, Summary of Business and Significant Accounting Policies. These partnerships are managed by their general partners who have engaged Equis Financial Group ("EFG") as the partnerships' manager. Mr. James A. Coyne is Executive Vice President of EFG and is an equity investor in the Company. Mr. Coyne, in his individual capacity, is the only equity investor in the Company related to EFG. These notes payable have a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final sixmonths. No principal payments are required prior to the scheduled maturity. Interest accrues and compounds monthly and is payable at maturity. Accrued interest on these notes is $3,907,798 as of December 31, 2000. The Company has assigned and pledged a security interest in all of its rights, title, and interest in its membership interests in Echelon Residential to the 11 partnerships as collateral.

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

6.     INVESTMENT  IN  CONSOLIDATED  JOINT  VENTURE  PARTNERSHIP
In September 1999, Echelon entered into a joint venture agreement with Turner Heritage Investments, Ltd. ("Turner") for the development of ECHELON AT LAKESIDE, a 181-unit multi-family residential community currently under construction in Plano, Texas, which is near Dallas. Echelon's 60% interest in the joint venture was purchased by Echelon Residential, in conjunction with the transaction discussed in Note 1, Summary of Business and Significant Accounting Policies. Construction of ECHELON AT LAKESIDE began in October 1999 and continued on portions of the project through December 31, 2000. As of December 31, 2000, total capital expenditures for the project were $23,927,413.

Through December 31, 2000, the Company has made capital contributions of $2,592,000 and Turner has contributed land valued at $2,592,000 to the joint venture. The Company's interest represents a controlling interest, and accordingly, for financial reporting purposes, the assets, liabilities, retained deficit, and current period results of operations of the joint venture for the period March 8, 2000 (date of inception) through December 31, 2000, are included in the Company's consolidated financial statements and Turner's partnership interest in the joint venture has been recorded as a minority interest. See further discussion of debt financing for ECHELON AT LAKESIDE included in Note 4, Construction Loans.

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

Echelon Property Management LLC, a wholly owned subsidiary of Echelon Residential, has contracted to manage several operating multi-family residential communities currently leased by Echelon Commercial LLC ("Echelon Commercial"), a wholly owned limited liability subsidiary of Echelon Development Holdings. Several of the equity investors in Echelon Residential Holdings are also equity investors in Echelon Development Holdings. For the period March 8, 2000 (date of inception) through December 31, 2000, Echelon Residential recognized $587,908 in property management revenues from the management of multi-family properties leased by Echelon Commercial.

As of December 31, 2000, the Company had accounts receivable balances of $51,880 due from Echelon Commercial LLC, $19,455 due from ECHELON AT CHENEY PLACE and $44,186 from other related parties. These amounts were repaid by the end of February 2001.

8.     RETIREMENT  PLAN
Echelon Residential is the sponsor of the Echelon 401(k) Savings Plan ("Savings Plan") under Section 401(k) of the Internal Revenue Service Code (the "Code"), to which participants may contribute a percentage of their discretionary contributions to the Savings Plan. The Company did not contribute to the Savings Plan during the period March 8, 2000 (date of inception) through December 31, 2000. As of January 1, 2001, the Company initiated an option in the Savings Plan to include a mandatory matching contribution from the Company.

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

The joint venture formed for the development of ECHELON AT LAKESIDE maintains preferred return accounts for the limited partners, Echelon LP, a wholly owned limited liability subsidiary of Echelon Residential, and Turner. The payment of any preferred returns to Echelon LP would be eliminated upon consolidation. As of December 31, 2000, the preferred return balance for Turner was $312,069.
This amount has not been paid and, therefore, has not been reflected as a reduction of member's equity in the December 31, 2000 consolidated financial statements.

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

11.     QUARTERLY  RESULTS  OF  OPERATIONS  (UNAUDITED)
The following is a summary of the quarterly results of operations for the period March 8, 2000 (date of inception) through December 31, 2000:

                PERIOD       THREE MONTHS ENDED
                MARCH 8 -                      .               .              .
                             --------------------
                MARCH 31     JUNE 30               SEPTEMBER 30    DECEMBER 31    TOTAL

Total revenues  $  147,078   $           758,673   $     659,867   $  3,664,594   $ 5,230,212
Net loss        $ (328,623)  $        (1,359,326)  $  (1,855,757)  $ (3,162,320)  $(6,706,026)



12.  MANAGEMENT'S  BUSINESS  PLAN  (UNAUDITED)
As of the fourth quarter of 2001, the Company's management is pursuing three principal business strategies to maximize the value of the Company's real estate assets, including the continued development of the Company's real estate portfolio, retaining other joint venture equity partners for real estate projects and selling of certain real estate assets.

In addition, as part of a litigation settlement unrelated to the Company that must be approved by the court, EFG has agreed in principle to buy the notes payable from the 11 partnerships for an aggregate of $32,000,000 plus interest at 7.5% per annum, if they are not repaid prior to or at the scheduled maturity date. If the litigation settlement is approved, the interest rate on the notes payable would be retroactively adjusted to 7.5% simple interest as of March 8, 2000. EFG has also agreed in principle to forbear any foreclosure action against the Company and will evaluate the characterization of the notes payable, which may include converting the notes payable to long-term debt or equity. See
Note  5,  Notes  Payable.


                                     ******