Form 10-Q/A
period 2001-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2001
                                              -------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No_____
   -----

                                EXPLANATORY NOTE


After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $74,703 and $3,562, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $74,703 and $3,562, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $144,686 and $33,973, respectively. These adjustments resulted in a decrease in the net loss for the quarters ended March 31, 2001 and 2001, respectively, of $219,389 and $37,535 or $0.07 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                                            As of and for the Quarter Ended
                                                     March 31, 2001

                                                      As
                                                  Previously        As
Statement of Operations                            Reported      Restated
                                                 ------------  ------------
Income

Operating lease revenue                          $   155,995   $   155,995
Sales-type lease revenue                               3,351         3,351
Interest income                                       30,121        30,121
Interest income - loan receivable                          -       144,686
                                                 ------------  ------------
  Total income                                       189,467       334,153
                                                 ------------  ------------

Expenses

Depreciation                                          65,346        65,346
Interest expense                                      17,393        17,393
Equipment management fees - affiliate                 10,750        10,750
Operating expenses - affiliate                       141,432       141,432
Partnership's share of unconsolidated
  real estate venture's loss                          74,703             -
                                                 ------------  ------------
  Total expenses                                     309,624       234,921
                                                 ------------  ------------

Net (loss) income                                $  (120,157)  $    99,232
                                                 ============  ============
Net (loss) income per limited partnership unit   $     (0.04)  $      0.03
                                                 ============  ============



Balance Sheet Data:

Total assets                                     $ 9,262,522   $10,204,286
                                                 ============  ============
Total liabilities                                $ 1,682,402   $ 1,682,402
Partners' capital (deficit)
   General Partner                                (2,616,451)   (2,569,363)
   Limited Partnership Interests                  10,196,571    11,091,247
                                                 ------------  ------------
Total partners' capital                          $ 7,580,120   $ 8,521,884
                                                 ============  ============

                                              As of and for the Quarter Ended
                                                      March 31, 2000

                                                      As
                                                  Previously        As
Statement of Operations                            Reported      Restated
                                                 ------------  ------------
Income

Operating lease revenue                          $   109,420   $   109,420
Interest income                                       66,936        66,936
Interest income - loan receivable                          -        33,973
Other income                                          55,000        55,000
                                                 ------------  ------------
  Total income                                       231,356       265,329
                                                 ------------  ------------

Expenses

Depreciation                                          79,837        79,837
Interest expense                                      30,685        30,685
Equipment management fees - affiliate                  5,471         5,471
Operating expenses - affiliate                       116,277       116,277
Partnership's share of unconsolidated
  real estate venture's loss                           3,562             -
                                                 ------------  ------------
  Total expenses                                     235,832       232,270
                                                 ------------  ------------

Net (loss) income                                $    (4,476)  $    33,059
                                                 ============  ============
Net (loss) income per limited partnership unit   $     (0.00)  $      0.01
                                                 ============  ============



Balance Sheet Data:

Total assets                                     $ 8,981,588   $ 9,019,123
                                                 ============  ============
Total liabilities                                $ 1,462,013   $ 1,462,013
Partners' capital (deficit)
   General Partner                                (2,619,478)   (2,617,602)
   Limited Partnership Interests                  10,139,053    10,174,712
                                                 ------------  ------------
Total partners' capital                          $ 7,519,575   $ 7,557,110
                                                 ============  ============

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX




PART I. FINANCIAL INFORMATION:                                            Page
                                                                          ----
     Item 1. Financial Statements (Restated)

                Statement of Financial Position
                at March 31, 2001 and December 31, 2000                      3

                Statement of Operations
                for the three months ended March 31, 2001 and 2000           4

                Statement of Changes in Partners' Capital
                for the three months ended March 31, 2001                    5

                Statement of Cash Flows
                for the three months ended March 31, 2001 and 2000           6

                Notes to the Financial Statements                            7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        15

     Item 3. Quantitative and Qualitative Disclosures about Market Risk     23


PART II. OTHER INFORMATION:

     Item 1 - 6                                                             24

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                               March 31,      December 31,
  .                                                             2001            2000
  ASSETS                                                      Restated       Restated
  .                                                          (See Note 1)    (See Note 1)
                                                            -------------  --------------

  Cash and cash equivalents                                 $  3,091,241   $   2,827,385
  Rents receivable                                                     -         116,820
  Accounts receivable - affiliate                                 70,169          33,452
  Other assets                                                    48,595          24,508
  Interest receivable - loan                                     590,772         446,086
  Loan receivable                                              3,640,000       3,640,000
  Net investment in sales-type lease                             184,686         240,330
  Equipment at cost, net of accumulated depreciation
    of $8,218,291 and $8,152,945 at March 31, 2001
    and December 31, 2000, respectively                        2,578,823       2,644,169
                                                            -------------  --------------

        Total assets                                        $ 10,204,286   $   9,972,750
                                                            =============  ==============


  LIABILITIES AND PARTNERS' CAPITAL

  Notes payable                                             $  1,191,557   $     906,869
  Accrued interest                                                   118           7,161
  Accrued liabilities                                            413,515         591,617
  Accrued liabilities - affiliate                                 25,120          17,207
  Deferred rental income                                          52,092          27,244
                                                            -------------  --------------
       Total liabilities                                       1,682,402       1,550,098
                                                            -------------  --------------

  Partners' capital (deficit):
     General Partner                                          (2,569,363)     (2,574,324)
     Limited Partnership Interests
     (2,714,647 Units; initial purchase price of $25 each)    11,091,247      10,996,976
                                                            -------------  --------------
       Total partners' capital                                 8,521,884       8,422,652
                                                            -------------  --------------

       Total liabilities and partners' capital              $ 10,204,286   $   9,972,750
                                                            =============  ==============













   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

  .                                              2001           2000
  .                                            Restated       Restated
                                           -------------  -------------
  INCOME                                    (See Note 1)   (See Note 1)

  Operating lease revenue                  $    155,995   $    109,420
  Sales-type lease revenue                        3,351              -
  Interest income                                30,121         66,936
  Interest income - loan receivable             144,686         33,973
  Other income                                        -         55,000
                                           -------------  -------------
    Total income                                334,153        265,329
                                           -------------  -------------

  EXPENSES

  Depreciation                                   65,346         79,837
  Interest expense                               17,393         30,685
  Equipment management fees - affiliate          10,750          5,471
  Operating expenses - affiliate                141,432        116,277
                                           -------------  -------------
    Total expenses                              234,921        232,270
                                           -------------  -------------

  Net income                               $     99,232   $     33,059
                                           =============  =============



  Net income per limited partnership unit  $       0.03   $       0.01
                                           =============  =============
  Cash distributions declared
     per limited partnership unit          $         --   $         --
                                           =============  =============


















   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)


  .                                                            2001           2000
  .                                                         Restated       Restated
                                                         -------------  -------------
  .                                                       (See Note 1)   (See Note 1)
  CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net income                                             $     99,232   $     33,059
  Adjustments to reconcile net income net
   cash used in operating activities:
    Depreciation                                               65,346         79,837
    Sales-type lease revenue                                   (3,351)             -
  Changes in assets and liabilities:
    Rents receivable                                          116,820              -
    Accounts receivable - affiliate                           (36,717)       (53,543)
    Other assets                                              (24,087)        31,742
    Interest receivable - loan                               (144,686)       (33,973)
    Collections on net investment in sales-type lease          58,995              -
    Accrued interest                                           (7,043)        (4,099)
    Accrued liabilities                                      (178,102)      (235,767)
    Accrued liabilities - affiliate                             7,913         (1,730)
    Deferred rental income                                     24,848        (26,636)
                                                         -------------  -------------
      Net cash used in operating activities                   (20,832)      (211,110)
                                                         -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

  Issuance of loan receivable                                       -     (3,640,000)
                                                         -------------  -------------
      Net cash used in investing activities                         -     (3,640,000)
                                                         -------------  -------------

  CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

  Proceeds from notes payable                                 505,028        201,247
  Principal payments - notes payable                         (220,340)       (59,430)
                                                         -------------  -------------
      Net cash provided by financing activities               284,688        141,817
                                                         -------------  -------------

  Net increase (decrease) in cash and cash equivalents        263,856     (3,709,293)
  Cash and cash equivalents at beginning of period          2,827,385      5,719,642
                                                         -------------  -------------
  Cash and cash equivalents at end of period             $  3,091,241   $  2,010,349
                                                         =============  =============

  SUPPLEMENTAL INFORMATION

  Cash paid during the period for interest               $     24,436   $     34,784
                                                         =============  =============



     See Note 9 to the financial statements regarding the refinancing of the Partnership's notes payable in February 2001.


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

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001


                                   (UNAUDITED)


NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the March 31, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the quarters ended March 31, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the periods ended March 31, 2001 and March 31, 2000, the Partnership's share of losses in Echelon Residential Holdings was $74,703 and $3,562, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $74,703 and $3,562, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $144,686 and $33,973, respectively. These adjustments resulted in a decrease in the net loss for the quarters ended March 31, 2001 and 2001, respectively, of $219,389 and $37,535 or $0.07 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report included in Form 10-KA Amendment No. 2. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report included in Form 10-KA Amendment No. 2.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2001 and December 31, 2000 and results of operations for the three month periods ended March 31, 2001 and 2000 have been made and are reflected.


NOTE  3  -  CASH
----------------

At March 31, 2001, the Partnership had $2,842,755 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  4  -  REVENUE  RECOGNITION
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

For the year ending March 31,   2002  $  412,079
                                2003     412,079
                                2004     343,252
                                2005     122,537
                                      ----------

 .                              Total  $1,289,947
                                      ==========



Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $196,412 are due through the date of the lease expiration in January 2002.


NOTE  5  -  EQUIPMENT
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


 .                                             Remaining
 .                                               Lease
 .                                                Term      Equipment
      Equipment Type                           (Months)     at Cost
--------------------------------------------  ----------  ------------
Two Rolls Royce aircraft engines                       0  $ 6,000,000
One McDonnell-Douglas MD-82 (Finnair)                  1    2,078,640
One McDonnell-Douglas MD-82
(Aerovias de Mexico S.A. de C.V.)                     41    2,078,640
One Boeing 737-2H4 (Air Slovakia)                     29      639,834
                                                          ------------
 Total equipment cost                                  .   10,797,114
 Accumulated depreciation                              .   (8,218,291)
                                                          ------------
 Equipment, net of accumulated depreciation            .  $ 2,578,823
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

One of the Partnership's aircraft and the related lease payment streams secures the Partnership's loan with a third-party lender (see Note 9). The preceding summary includes leveraged equipment having an original cost of approximately $2,079,000 and a net book value of approximately $1,194,000 at March 31, 2001.

At March 31, 2001, all of the Partnership's aircraft were subject to contracted leases, however, the Rolls Royce aircraft engines were warehoused. In April 2001, the lease with Finnair OY related to a McDonnell-Douglas MD-82 aircraft expired and the aircraft was returned to the General Partner. The General
Partner is attempting to remarket this aircraft and the Rolls Royce aircraft engines.


NOTE  6  -  LOAN  RECEIVABLE
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

                                          (Unaudited)

 Total assets                            $72,861,183
 Total liabilities                       $76,780,082
 Minority interest                       $ 1,906,448
 Total deficit                           $(5,825,347)

 Total revenues                          $ 1,063,439
 Total expenses, minority interest
   and equity in loss of unconsolidated
   joint venture. . . . . . . . . . . .  $ 3,096,648
 Net loss                                $(2,033,209)


See Note 11, Subsequent Event, for discussion of an impairment recorded by the Partnership of the loan receivable and related interest receivable during the second quarter of 2001.

NOTE  7  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

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


NOTE  8  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated by reference.


NOTE  9  -  NOTE  PAYABLE
-------------------------

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

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending March 31,   2002  $  210,082
                                2003     226,733
                                2004     244,699
                                2005     510,043
                                      ----------

 .                              Total  $1,191,557
                                      ==========



NOTE  10  -  LEGAL  PROCEEDINGS
-------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K/A Amendment No. 2 for the year ended December 31, 2000, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations.

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

Subsequently, after a status conference on May 31 2001, the court issued an order on June 4, 2001 setting a trial date of March 4, 2002, referred the case to mediation and referred discovery to a magistrate judge. The Defendant's and Plaintiff's Counsel have continued to negotiate toward a settlement and have reached agreement as to its principal business terms. As part of the settlement, EFG has agreed to buy the loans made by the Exchange Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date. Upon completion of a stipulation of settlement, the parties will submit the settlement to the court for approval.

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


NOTE  11  -  SUBSEQUENT  EVENT
------------------------------


During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                          PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit described in Note 10 to the accompanying financial statements, the remarketing of the Partnership's aircraft and the performance of the Partnership's non-aircraft assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to avoid the Partnership being deemed an investment company by disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 8 to the financial statements for additional discussion.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $74,703 and $3,562, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $144,686 and $33,973, respectively. These adjustments resulted in a decrease in the net loss for the quarters ended March 31, 2001 and 2001, respectively, of $219,389 and $37,535 or $0.07 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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


Three  months  ended March 31, 2001 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2000
----

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft, which were leased by major carriers, engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, all of which were on lease at that date, and two aircraft engines which were warehoused. In addition, in 2000 the Partnership entered into a conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 10 to the accompanying financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2005.


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

Interest income for the three months ended March 31, 2001 was $144,686 compared to $33,973 for the same period in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loans receivable from Echelon Residential Holdings and Semele. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $144,686 and $33,973, respectively, for the three months ended March 31, 2001 and 2000, earned on the loan receivable from Echelon Residential Holdings. On March 8, 2000, the Partnership utilized $3,640,000 of available cash for the loan to Echelon Residential Holdings. The entire principal and all accrued interest on the loan is due at the loan's maturity on September 8, 2002.

The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the year December 31, 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements.
Subsequent to the issuance of the 2000 Form 10-K and the March 31, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $74,703 and $3,562, respectively, previously recorded during the quarters ended March 31, 2001 and March 31, 2000, and recognized interest income of $144,686 and $33,973, respectively. These adjustments resulted in a decrease in the net loss for the quarters ended March 31, 2001 and 2001, respectively, of $219,389 and $37,535 or $0.07 and $0.01, respectively, per limited partnership unit. As a result, the accompanying financial statements for the quarters ended March 31, 2001 and 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

Operating expenses were $141,432 and $116,277 for the three months ended March 31, 2001 and 2000, respectively. In 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $65,346 for the three months ended March 31, 2001 compared to $79,837 for the same period in 2000.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash outflow of $20,832 and $211,110 for the three months ended March 31, 2001 and 2000, respectively. The amount of future cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term.

At March 31, 2001, the Partnership was due aggregate future minimum lease payments of $1,486,359 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,191,557 (see Note 9 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered by advantageous by the General Partner or EFG. In addition, the General Partner and EFG are currently attempting to remarket the McDonnell-Douglas MD-82 aircraft and the two aircraft engines that are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

In connection with a preliminary settlement agreement for a Class Action Lawsuit described in Note 10 to the financial statements, the court permitted the Partnership to invest in any new investment, including but not limited to new equipment or other business activities, subject to certain limitations. On March 8, 2000, the Partnership loaned $3,640,000 to a newly formed real estate company, Echelon Residential Holdings, to finance the acquisition of real estate assets by that company. Echelon Residential Holdings, through a wholly owned subsidiary ("Echelon Residential LLC"), used the loan proceeds, along with the loan proceeds from similar loans by ten affiliated partnerships representing $32 million in the aggregate, to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. Echelon Residential Holding's interest in Echelon Residential LLC is pledged pursuant to a pledge agreement to the partnerships as collateral for the loans. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001.

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

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences; see Note 9 to the financial statements presented in the Partnership's 2000 Annual Report). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

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

The  Partnership  is  a Nominal Defendant in a Class Action Lawsuit described in
Note 10 to the accompanying financial statements. The General Partner will continue to suspend the payment of quarterly cash distributions pending final resolution of the Class Action Lawsuit. Accordingly, future cash distributions are not expected to be paid until the Class Action Lawsuit is settled or adjudicated.


Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership has one note payable outstanding at March 31, 2001, which bears a fixed interest rate of 7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2001 was not material.

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

                                   FORM 10-Q/A

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


Date:     November  13,  2001
          -------------------