Form 10-Q/A
period 2001-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 853937

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

                                EXPLANATORY NOTE


After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June
30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $83,806 and $158,509, and $19,775 and $23,337, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $83,806 and $158,509, respectively, previously recorded during the three and six months ended June 30, 2001 and $19,775 and $23,337, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $144,686 during the six months ended June 30, 2001 and $131,557 and $165,531, during the three and six months ended June 30, 2000, respectively.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $825,466 and $606,077, respectively, or $0.29 and $0.22, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $151,332 and $188,868, respectively, or $0.05 and $0.07, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


A  summary  of  the  significant  effects  of  the  restatement  is  as follows:


                         As of and for the Three Months Ended
                                       June 30, 2001


                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   155,113   $   155,113
Sales-type lease revenue                                    3,351         3,351
Interest income                                            38,022        38,022
Other Income                                               29,000        29,000
                                                      ------------  ------------
  Total income                                            225,486       225,486
                                                      ------------  ------------

Expenses

Depreciation                                               65,345        65,345
Write-down of equipment                                   125,000       125,000
Interest expense                                           31,637        31,637
Equipment management fees - affiliate                      10,705        10,705
Operating expenses - affiliate                            174,370       174,370
Write-down of impaired loan and interest receivable             -       909,272
Partnership's share of unconsolidated
  real estate venture's loss                               83,806             -
                                                      ------------  ------------
  Total expenses                                          490,863     1,316,329
                                                      ------------  ------------

Net loss                                              $  (265,377)  $(1,090,843)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.09)  $     (0.38)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 9,107,990   $ 9,224,288
                                                      ============  ============
Total liabilities                                     $ 1,793,247   $ 1,793,247
Partners' capital (deficit)
   General Partner                                     (2,629,720)   (2,623,905)
   Limited Partnership Interests                        9,944,463    10,054,946
                                                      ------------  ------------
Total partners' capital                               $ 7,314,743   $ 7,431,041
                                                      ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2001

                                                           As
                                                       Previously        As
Statement of Operations                                 Reported      Restated
                                                      ------------  ------------
Income

Operating lease revenue                               $   311,108   $   311,108
Sales-type lease revenue                                    6,702         6,702
Interest income                                            68,143        68,143
Interest income - loan receivable                               -       144,686
Other income                                               29,000        29,000
                                                      ------------  ------------
  Total income                                            414,953       559,639
                                                      ------------  ------------

Expenses

Depreciation                                              130,691       130,691
Write-down of equipment                                   125,000       125,000
Interest expense                                           49,030        49,030
Equipment management fees - affiliate                      21,455        21,455
Operating expenses - affiliate                            315,802       315,802
Write-down of impaired loan and interest receivable             -       909,272
Partnership's share of unconsolidated
  real estate venture's loss                              158,509             -
                                                      ------------  ------------
  Total expenses                                          800,487     1,551,250
                                                      ------------  ------------

Net loss                                              $  (385,534)  $  (991,611)
                                                      ============  ============
Net loss per limited partnership unit                 $     (0.13)  $     (0.35)
                                                      ============  ============



Balance Sheet Data:

Total assets                                          $ 9,107,990   $ 9,224,288
                                                      ============  ============
Total liabilities                                     $ 1,793,247   $ 1,793,247
Partners' capital (deficit)
   General Partner                                     (2,629,720)   (2,623,905)
   Limited Partnership Interests                        9,944,463    10,054,946
                                                      ------------  ------------
Total partners' capital                               $ 7,314,743   $ 7,431,041
                                                      ============  ============

                         As of and for the Three Months Ended
                                       June 30, 2000


                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   148,602   $   148,602
Interest income                                37,238        37,238
Interest Income- loan receivable                    -       131,557
Gain on sale of equipment                     750,000       750,000
Other Income                                  245,977       245,977
                                          ------------  ------------
  Total income                              1,181,817     1,313,374
                                          ------------  ------------

Expenses

Depreciation                                   79,837        79,837
Interest expense                               23,388        23,388
Equipment management fees - affiliate           7,430         7,430
Operating expenses - affiliate                130,718       130,718
Partnership's share of unconsolidated
  real estate venture's loss                   19,775             -
                                          ------------  ------------
  Total expenses                              261,148       241,373
                                          ------------  ------------

Net income                                $   920,669   $ 1,072,001
                                          ============  ============
Net income per limited partnership unit   $      0.32   $      0.37
                                          ============  ============



Balance Sheet Data:

Total assets                              $ 9,763,730   $ 9,952,598
                                          ============  ============
Total liabilities                         $ 1,323,486   $ 1,323,486
Partners' capital (deficit)
   General Partner                         (2,573,444)   (2,564,000)
   Limited Partnership Interests           11,013,688    11,193,112
                                          ------------  ------------
Total partners' capital                   $ 8,440,244   $ 8,629,112
                                          ============  ============

                          As of and for the Six Months Ended
                                       June 30, 2000

                                               As
                                           Previously        As
Statement of Operations                     Reported      Restated
                                          ------------  ------------
Income

Operating lease revenue                   $   258,022   $   258,022
Interest income                               104,174       104,174
Interest income - loan receivable                   -       165,531
Gain on sale of equipment                     750,000       750,000
Other income                                  300,977       300,977
                                          ------------  ------------
  Total income                              1,413,173     1,578,704
                                          ------------  ------------

Expenses

Depreciation                                  159,674       159,674
Interest expense                               54,073        54,073
Equipment management fees - affiliate          12,901        12,901
Operating expenses - affiliate               246,.995      246,.995
Partnership's share of unconsolidated
  real estate venture's loss                   23,337             -
                                          ------------  ------------
  Total expenses                              496,980       473,643
                                          ------------  ------------

Net income                                $   916,193   $ 1,105,061
                                          ============  ============
Net income per limited partnership unit   $      0.32   $      0.39
                                          ============  ============



Balance Sheet Data:

Total assets                              $ 9,763,730   $ 9,952,598
                                          ============  ============
Total liabilities                         $ 1,323,486   $ 1,323,486
Partners' capital (deficit)
   General Partner                         (2,573,444)   (2,564,000)
   Limited Partnership Interests           11,013,688    11,193,112
                                          ------------  ------------
Total partners' capital                   $ 8,440,244   $ 8,629,112
                                          ============  ============

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                                      INDEX



PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements (Restated):

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                             June 30,      December 31,
 .                                                              2001            2000
 .                                                            Restated        Restated
ASSETS                                                     (See Note 1)    (See Note 1)
                                                           -------------  --------------

Cash and cash equivalents                                  $  3,208,739   $   2,827,385
Rents receivable                                                  4,857         116,820
Accounts receivable - affiliate                                 137,655          33,452
Other assets                                                     34,016          24,508
Interest receivable - loan, net of allowance of $590,772
  at June 30, 2001                                                    -         446,086
Loan receivable, net of allowance of $318,500
  at June 30, 2001                                            3,321,500       3,640,000
Net investment in sales-type lease                              129,043         240,330
Equipment at cost, net of accumulated depreciation
  of $8,408,636 and $8,152,945 at June 30, 2001
  and December 31, 2000, respectively                         2,388,478       2,644,169
                                                           -------------  --------------

      Total assets                                         $  9,224,288   $   9,972,750
                                                           =============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $  1,142,265   $     906,869
Accrued interest                                                  7,525           7,161
Accrued liabilities                                             613,396         591,617
Accrued liabilities - affiliate                                  30,061          17,207
Deferred rental income                                                -          27,244
                                                           -------------  --------------
     Total liabilities                                        1,793,247       1,550,098
                                                           -------------  --------------

Partners' capital (deficit):
   General Partner                                           (2,623,905)     (2,574,324)
   Limited Partnership Interests
   (2,714,647 Units; initial purchase price of $25 each)     10,054,946      10,996,976
                                                           -------------  --------------
     Total partners' capital                                  7,431,041       8,422,652
                                                           -------------  --------------

     Total liabilities and partners' capital               $  9,224,288   $   9,972,750
                                                           =============  ==============






   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                                    For the three months ended  For the nine months ended
 .                                                          September 30,              September 30,


 .                                                          2001           2000           2001           2000
 .                                                       Restated       Restated       Restated       Restated
INCOME                                                 (See Note 1)   (See Note 1)   (See Note 1)   (See Note 1)

Operating lease revenue                               $    155,113   $    148,602   $    311,108   $    258,022
Sales-type lease revenue                                     3,351              -          6,702              -
Interest income                                             38,022         37,238         68,143        104,174
Interest income - loan receivable                                -        131,557        144,686        165,531
Gain on sale of equipment                                        -        750,000              -        750,000
Other income                                                29,000        245,977         29,000        300,977
                                                      -------------  -------------  -------------  -------------
  Total income                                             225,486      1,313,374        559,639      1,578,704
                                                      -------------  -------------  -------------  -------------

EXPENSES

Depreciation                                                65,345         79,837        130,691        159,674
Write-down of equipment                                    125,000              -        125,000              -
Interest expense                                            31,637         23,388         49,030         54,073
Equipment management fees - affiliate                       10,705          7,430         21,455         12,901
Operating expenses - affiliate                             174,370        130,718        315,802        246,995
Write-down of impaired loan and interest receivable        909,272              -        909,272              -
                                                      -------------  -------------  -------------  -------------
  Total expenses                                         1,316,329        241,373      1,551,250        473,643
                                                      -------------  -------------  -------------  -------------

Net income (loss)                                     $ (1,090,843)  $  1,072,001   $   (991,611)  $  1,105,061
                                                      =============  =============  =============  =============



Net income (loss) per limited partnership unit        $      (0.38)  $       0.37   $      (0.35)  $       0.39
                                                      =============  =============  =============  =============
Cash distributions declared
   per limited partnership unit                       $         --   $         --   $         --   $         --
                                                      =============  =============  =============  =============












   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

 .                                                               2001           2000
 .                                                             Restated       Restated
 .                                                          (See Note 1)   (See Note 1)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $   (991,611)  $  1,105,061
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                 130,691        159,674
  Write-down of equipment                                      125,000              -
  Gain on sale of equipment                                          -       (750,000)
  Write-down of impaired loan and interest receivable          909,272              -
  Sales-type lease revenue                                      (6,702)             -
Changes in assets and liabilities:
  Rents receivable                                             111,963              -
  Accounts receivable - affiliate                             (104,203)        (1,684)
  Other assets                                                  (9,508)        31,742
  Interest receivable - loan                                  (144,686)      (165,531)
  Collections on net investment in sales-type lease            117,989              -
  Accrued interest                                                 364         (4,493)
  Accrued liabilities                                           21,779       (237,144)
  Accrued liabilities - affiliate                               12,854        (68,572)
  Deferred rental income                                       (27,244)       (25,775)
                                                          -------------  -------------
    Net cash provided by operating activities                  145,958         43,278
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                        -        750,000
Issuance of loan receivable                                          -     (3,640,000)
                                                          -------------  -------------
    Net cash provided by (used in) investing activities              -     (2,890,000)
                                                          -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                    505,028        201,247
Principal payments - notes payable                            (269,632)      (130,205)
                                                          -------------  -------------
    Net cash provided by financing activities                  235,396         71,042
                                                          -------------  -------------

Net increase (decrease) in cash and cash equivalents           381,354     (2,775,680)
Cash and cash equivalents at beginning of period             2,827,385      5,719,642
                                                          -------------  -------------
Cash and cash equivalents at end of period                $  3,208,739   $  2,943,962
                                                          =============  =============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $     48,666   $     58,566
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

                        NOTES TO THE FINANCIAL STATEMENTS


                                  JUNE 30, 2001

                                   (UNAUDITED)

NOTE  1  -  RESTATEMENT  OF  FINANCIAL  STATEMENTS
--------------------------------------------------

After AIRFUND II International Limited Partnership ("the Partnership") filed its Annual Report on Form 10-K/A Amendment No. 1 to Form 10-K (the "2000 10-K") for the year ended December 31, 2000 and its Form 10-Q for the quarter ended June
30, 2001 (the "June 30, 2001 Form 10-Q") with the United States Securities and Exchange Commission ("SEC"), the Partnership determined that the accounting treatment for the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential Holdings") required revision, as explained below.

As reported in the 2000 10-K and the June 30, 2001 Form 10-Q, on March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. The Partnership's loan to Echelon Residential Holdings is $3,640,000. Echelon Residential Holdings, through a wholly owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002 and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral.
The loan receivable was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for each of the three and six months ended June 30, 2001 and 2000, respectively. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. For the three and six month periods ended June 30, 2001 and June 30, 2000, the Partnership's share of losses in Echelon Residential Holdings was $83,806 and $158,509, and $19,775 and $23,337, respectively, and was reflected on the Statement of Operations as ''Partnership's share of unconsolidated real estate venture's loss''.
Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $83,806 and $158,509, respectively, previously recorded during the three and six months ended June 30, 2001 and $19,775 and $23,337, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $144,686 during the six months ended June 30, 2001 and $131,557 and $165,531, during the three and six months ended June 30, 2000, respectively.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $825,466 and $606,077, respectively, or $0.29 and $0.22, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $151,332 and $188,868, respectively, or $0.05 and $0.07, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.


NOTE  2  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements, as restated, presented herein are prepared in conformity with accounting principles generally accepted in the United States for interim financial reporting and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under accounting principles generally accepted in the United States for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the Partnership's 2000 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2000 Annual Report on Amendment No. 2 Form 10-K/A.

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


NOTE  3  -  CASH
----------------

At June 30, 2001, the Partnership had $3,109,515 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


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

The discussion of the loan to Echelon Residential Holdings in Note 6 above is incorporated herein by reference.


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

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for three and six months ended June 30, 2001 and 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential
Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $83,806 and $158,509, respectively, previously recorded during the three and six months ended June 30, 2001 and $19,775 and $23,337, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $144,686 during the six months ended June 30, 2001 and $131,557 and $165,531, during the three and six months ended June 30, 2000, respectively.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $825,466 and $606,077, respectively, or $0.29 and $0.22, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $151,332 and $188,868, respectively, or $0.05 and $0.07, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

Three  and  six  months ended June 30, 2001 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2000
----------------------

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

Interest income for the three and six month periods ended June 30, 2001 was $38,022 and $212,829, respectively, compared to $168,795 and $269,705, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

The loan receivable from Echelon Residential Holdings was previously accounted for and reported in accordance with the guidance for Acquisition, Development and Construction Arrangements ("ADC arrangements") in the Partnership's financial statements as of and for the three and six months ended June 30, 2001 and 2000. The loan was presented as an investment in a real estate venture and was presented net of the Partnership's share of losses in Echelon Residential Holdings. The Partnership was allocated its proportionate share of the unconsolidated real estate venture's net loss, excluding the interest expense on the loan, based on the balance of its loan receivable in relation to the real estate venture's total equity and notes payable, including the ADC arrangements. Subsequent to the issuance of the 2000 Form 10-K and the June 30, 2001 Form 10-Q, the Partnership determined that the loan receivable should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. The loan receivable and related interest should be evaluated for impairment under Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan".
Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings of $83,806 and $158,509, respectively, previously recorded during the three and six months ended June 30, 2001 and $19,775 and $23,337, respectively, for the three and six months ended June 30, 2000. The Partnership also recognized interest income of $144,686 during the six months ended June 30, 2001 and $131,557 and $165,531, during the three and six months ended June 30, 2000, respectively.

In addition, during the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $909,272 is recorded as a write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

These adjustments resulted in a net decrease in earnings for the three and six months ended June 30, 2001 of $825,466 and $606,077, respectively, or $0.29 and $0.22, per limited partnership unit. The adjustments resulted in a net increase to earnings for the three and six months ended June 30, 2000 of $151,332 and $188,868, respectively, or $0.05 and $0.07, per limited partnership unit. As a result, the accompanying financial statements for each of the three and six months ended June 30, 2001 and June 30, 2000 and the Partnership's Statement of Financial Position as of December 31, 2000 have been restated from the amounts previously reported.

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

Operating expenses were $174,370 and $315,802 for the three and six month periods ended June 30, 2001, respectively, compared to $130,718 and $246,995 for the same periods in 2000. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit discussed in Note 10 to the financial statements herein. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

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

At June 30, 2001, the Partnership was due aggregate future minimum lease payments of $1,324,345 from contractual operating and sales-type lease agreements (see Note 4 to the financial statements), a portion of which will be used to amortize the principal balance of the note payable of $1,142,265 (see
Note 9 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered by advantageous by the General Partner or EFG. In addition, the General Partner and EFG are attempting to remarket the McDonnell-Douglas MD-82 aircraft and the two aircraft engines that are currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. See Note 9 to the financial statements for the annual maturities of the note payable. In addition, the Partnership has a balloon payment obligation as discussed below.

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

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                   FORM 10-Q/A

                           PART II.  OTHER INFORMATION






  Item 1.     Legal Proceedings
  .           Response:

  .           Refer to Note 10 to the financial statements herein.

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