Form 10-Q
period 2001-09-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2001-11-14
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the quarterly period ended      SEPTEMBER 30, 2001
                                            -----------------------

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

                                    FORM 10-Q

                                      INDEX






PART I. FINANCIAL INFORMATION:                                                   Page
                                                                                 ----
     Item 1. Financial Statements

                Statement of Financial Position
                at September 30, 2001 and December 31, 2000                         3

                Statement of Operations
                for the three and nine months ended September 30, 2001 and 2000     4

                Statement of Cash Flows
                for the nine months ended September 30, 2001 and 2000               5

                Notes to the Financial Statements                                   6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk            17


PART II. OTHER INFORMATION:

     Item 1 - 6                                                                    18

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                   (UNAUDITED)


                                                            September 30,    December 31,
 .                                                               2001             2000
ASSETS                                                            .           (Restated)
                                                           ---------------  --------------

Cash and cash equivalents                                  $    3,134,182   $   2,827,385
Rents receivable                                                   16,481         116,820
Accounts receivable - affiliate                                    71,692          33,452
Other assets                                                       19,438          24,508
Interest receivable - loan, net of allowance of $590,772
  at September 30, 2001                                                 -         446,086
Loan receivable, net of allowance of $318,500
  at September 30, 2001                                         3,321,500       3,640,000
Net investment in sales-type lease                                 73,399         240,330
Equipment at cost, net of accumulated depreciation
  of $2,473,981 and $8,152,945 at September 30, 2001
  and December 31, 2000, respectively                           2,323,133       2,644,169
                                                           ---------------  --------------

      Total assets                                         $    8,959,825   $   9,972,750
                                                           ===============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                              $    1,091,682   $     906,869
Accrued interest                                                    6,264           7,161
Accrued liabilities                                               609,011         591,617
Accrued liabilities - affiliate                                    31,720          17,207
Deferred rental income                                                  -          27,244
                                                           ---------------  --------------
     Total liabilities                                          1,738,677       1,550,098
                                                           ---------------  --------------

Partners' capital (deficit):
   General Partner                                             (2,634,399)     (2,574,324)
   Limited Partnership Interests
   (2,714,647 Units; initial purchase price of $25 each)        9,855,547      10,996,976
                                                           ---------------  --------------
     Total partners' capital                                    7,221,148       8,422,652
                                                           ---------------  --------------

     Total liabilities and partners' capital               $    8,959,825   $   9,972,750
                                                           ===============  ==============





   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


 .                                              For the three months ended  For the nine months ended
 .                                                 September 30,              September 30,


                                                    2001         2000         2001         2000
 .                                                (Restated)       .        (Restated)
INCOME
Operating lease revenue                          $  134,540   $ 106,446   $   445,648   $  364,468
Sales-type lease revenue                              3,351           -        10,053            -
Interest income                                      30,992      50,577        99,135      154,751
Interest income - loan                                    -     137,783       144,686      303,314
Gain on sale of equipment                                 -      43,102             -      793,102
Other income                                              -           -        29,000      300,977
                                                 -----------  ----------  ------------  ----------
  Total income                                      168,883     337,908       728,522    1,916,612
                                                 -----------  ----------  ------------  ----------

EXPENSES

Depreciation                                         65,345      72,591       196,036      232,265
Write-down of equipment                                   -           -       125,000            -
Interest expense                                     21,678      25,399        70,708       79,472
Equipment management fees - affiliate                 4,437       5,322        25,892       18,223
Operating expenses - affiliate                      287,316     440,387       603,118      687,382
Write-down of impaired loan and interest
  receivable                                              -           -       909,272            -
                                                 -----------  ----------  ------------  ----------
  Total expenses                                    378,776     543,699     1,930,026    1,017,342
                                                 -----------  ----------  ------------  ----------

Net income (loss)                                $ (209,893)  $(205,791)  $(1,201,504)  $  899,270
                                                 ===========  ==========  ============  ==========



Net income (loss) per limited partnership unit   $    (0.07)  $   (0.07)  $     (0.42)  $     0.31
                                                 ===========  ==========  ============  ==========
Cash distributions declared
   per limited partnership unit                  $       --   $      --   $        --   $       --
                                                 ===========  ==========  ============  ==========








   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (UNAUDITED)


                                                              2001          2000
 .                                                          (Restated)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $(1,201,504)  $   899,270
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                196,036       232,265
  Write-down of equipment                                     125,000             -
  Gain on sale of equipment                                         -      (793,102)
  Sales-type lease revenue                                    (10,053)            -
  Write-down of impaired loan and interest receivable         909,272             -
Changes in assets and liabilities:
  Rents receivable                                            100,339       (18,790)
  Accounts receivable - affiliate                             (38,240)       (9,696)
  Accounts receivable - other                                 (49,015)
  Other assets                                                  5,070        31,742
  Interest receivable - loan                                 (144,686)     (303,314)
  Collections on net investment in sales-type lease           176,984             -
  Accrued interest                                               (897)       (5,631)
  Accrued liabilities                                          17,394        (3,996)
  Accrued liabilities - affiliate                              14,513       (56,913)
  Deferred rental income                                      (27,244)      (24,136)
                                                          ------------  ------------
    Net cash provided by (used in) operating activities       121,984      (101,316)
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Proceeds from equipment sales                                       -     1,005,645
Loan receivable                                                     -    (3,640,000)
                                                          ------------  ------------
    Net cash used in investing activities                           -    (2,634,355)
                                                          ------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Proceeds from notes payable                                   505,028       201,247
Principal payments - notes payable                           (320,215)     (202,437)
                                                          ------------  ------------
    Net cash provided by (used in) financing activities       184,813        (1,190)
                                                          ------------  ------------

Net increase (decrease) in cash and cash equivalents          306,797    (2,736,861)
Cash and cash equivalents at beginning of period            2,827,385     5,719,642
                                                          ------------  ------------
Cash and cash equivalents at end of period                $ 3,134,182   $ 2,982,781
                                                          ============  ============

SUPPLEMENTAL INFORMATION
Cash paid during the period for interest                  $    71,605   $    58,566
                                                          ============  ============


See Note 8 to the financial statements regarding the refinancing of the Partnership's notes payable in February 2001.







   The accompanying notes are an integral part of these financial statements.

                                     ------

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2001

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

Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2000, the Partnership determined that the loan receivable from Echelon Residential Holdings LLC ("Echelon Residential
Holdings") should be accounted for consistent with its legal form and the Partnership should recognize the interest income, as calculated per the contractual terms of the loan agreement to the extent such interest income was evaluated as likely to be collected. Accordingly, the Partnership reversed the proportionate share of losses in Echelon Residential Holdings for the nine months ended September 30, 2000 of $82,350 previously recorded and recognized interest income of $303,314, resulting in an increase in the net income for the nine months ended September 30, 2000 of $385,664, or $.13 per limited partnership unit. As a result, the accompanying financial statements for the three and nine months ended September 30, 2000 and as of December 31, 2000 have been restated from the amounts previously reported.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2001 and December 31, 2000 and results of operations for the three and nine month periods ended September 30, 2001 and 2000 have been made and are reflected. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.


NOTE  2  -  CASH
----------------

At September 30, 2001, AIRFUND II International Limited Partnership (the "Partnership") had $3,100,140 invested in federal agency discount notes, repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities, or other highly liquid overnight investments.


NOTE  3  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner and Equis Financial Group Limited Partnership ("EFG") would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. See also Note 9 regarding the Class Action Lawsuit. Future minimum rents for operating leases of $1,083,908 are due as follows:

For the year ending September 30,   2002  $  412,079
                                    2003     402,247
                                    2004     269,582
                                          ----------

 .                                  Total  $1,083,908
                                          ==========


Lease payments for the sales-type lease are due monthly and the related revenue is recognized by a method, which produces a constant periodic rate of return on the outstanding investment in the lease. Future minimum lease payments for the sales-type lease of $78,422 are due through the date of the lease expiration in January 2002.


NOTE  4  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at September 30, 2001. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2001 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                  Remaining
                                                    Lease
                                                     Term      Equipment
     Equipment Type                                (Months)     at Cost
------------------------------------------------  ----------  ------------
One McDonnell-Douglas MD-82
(Aerovias de Mexico S.A. de C.V.)                         38  $ 2,078,640
One McDonnell-Douglas MD-82 (Off Lease)                    0    2,078,640
One Boeing 737-2H4 (Air Slovakia)                         26      639,834
                                                              ------------
     Total equipment cost                                  .    4,797,114
     Accumulated depreciation                              .   (2,473,981)
                                                              ------------
     Equipment, net of accumulated depreciation            .  $ 2,323,133
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

One of the Partnership's aircraft and the related lease payment streams secures the Partnership's loan with a third-party lender (see Note 8). The preceding summary includes leveraged equipment having an original cost of approximately $2,079,000 and a net book value of approximately $1,136,000 at September 30, 2001.

At September 30, 2001, a McDonnell Douglas MD-82 aircraft previously leased to Finnair OY was off lease. The Partnership's interest in this aircraft had an original cost of approximately $2,079,000 and a net book value of approximately $1,011,000 at September 30, 2001.

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
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Exchange Partnerships'') collectively loaned $32 million to Echelon Residential Holdings, a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final six months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Exchange Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
The summarized financial information for Echelon Residential Holdings as of and for the periods ended September 30, 2001 and 2000, respectively, is as follows:
                                                  (Unaudited)
                                  As  of  and  for  the  periods  ended
                                                 September 30,

                                            2001           2000
                                        -------------  ------------
Total assets                            $ 81,508,282   $63,457,759
Total liabilities                       $ 89,882,493   $61,693,359
Minority interest                       $  1,688,330   $ 2,527,750
Total deficit                           $(10,062,541)  $  (763,350)

Total revenues                          $  9,371,321   $ 1,565,618
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $ 15,574,223   $ 5,109,324
Net loss                                $ (6,202,902)  $(3,543,706)


During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $909,272 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

NOTE  6  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease is the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month periods ended September 30, 2001, the Partnership recognized sales-type lease revenue of $3,351 and $10,053, respectively, from this lease. At September 30, 2001, the components of the net investment in the sales-type lease are as follows:

Total minimum lease payments to be received  $78,422
Less: Unearned income                          5,023
                                             -------

  Total                                      $73,399
                                             =======


Unearned income is being amortized to revenue over the lease term, expiring in January 2002.


NOTE  7  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2001 and 2000, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2001      2000
                                 --------  --------
Equipment management fees        $ 25,892  $ 18,223
Administrative charges             41,895    39,178
Reimbursable operating expenses
   due to third parties           561,223   648,204
                                 --------  --------

          Total                  $629,010  $705,605
                                 ========  ========



All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At September 30, 2001, the Partnership was owed $71,692 by EFG for such funds. These funds were remitted to the Partnership in October 2001.

The discussion of the loan to Echelon Residential Holdings in Note 5 above is incorporated herein by reference.


NOTE  8  -  NOTE  PAYABLE
-------------------------

The Partnership has one note payable outstanding at September 30, 2001 in the amount of $1,091,682. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

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

Management believes that the carrying amount of the note payable approximates fair value at September 30, 2001 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

For the year ending September 30,   2002  $  218,253
                                    2003     235,548
                                    2004     637,881
                                          ----------

  .                                Total  $1,091,682
                                          ==========



NOTE  9  -  LEGAL  PROCEEDINGS
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

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership may unintentionally engage in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner is engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that it is not an investment company. The
General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

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

There can be no assurance that a settlement of the sub-class involving the Exchange Partnerships will receive final Court approval and be effected. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. Neither the General Partner nor its affiliates can predict with any degree of certainty the cost of continuing litigation to the Partnership or the ultimate outcome. See Note 9 to the financial statements for additional discussion.


Three  and  nine  months ended September 30, 2001 compared to the three and nine
--------------------------------------------------------------------------------
months  ended  September  30,  2000:
------------------------------------

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft, which were leased by major carriers, engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At September 30, 2001, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, two of which were on lease at that date. In April 2001, the lease term for one of the aircraft expired and the aircraft was returned by the lessee (see discussion below). The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into a conditional sales agreement related to its interest in an aircraft. Presently, the Partnership is a Nominal Defendant in a Class Action Lawsuit, the outcome of which could significantly alter the nature of the Partnership's organization and its future business operations. (See Note 9 to the accompanying financial statements.) Pursuant to the Amended and Restated Agreement and Certificate of Limited Partnership (the "Restated Agreement, as amended"), the Partnership is scheduled to be dissolved by December 31, 2005.

The events of September 11, 2001 adversely affected market demand for both new and used commercial aircraft and weakened the financial position of most airlines. No direct damage occurred to any of the Partnership's assets as a result of these events and while it is currently not possible for the General Partner to determine the ultimate long-term economic consequences of these events to the Partnership, the General Partner expects that the resulting decline in air travel will suppress market prices for used aircraft in the short term and could inhibit the viability of the airline industry. In the event of a default by a lessee, the Partnership could suffer material losses. At September 30, 2001, the Partnership has collected substantially all rents owed from its lessees. The General Partner is monitoring the situation and will continue to evaluate potential implications to the Partnership's financial position and future liquidity.

Results  of  Operations
-----------------------

For the three and nine month periods ended September 30, 2001, the Partnership recognized operating lease revenue of $134,540 and $445,648, respectively, compared to $106,446 and $364,468, respectively, for the same periods in 2000. The net increase in operating lease revenue from 2000 to 2001 resulted from the revenue from the re-lease of certain of the Partnership's aircraft partially offset by an aircraft lease expiration, as discussed below. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The lease term associated with a Boeing 737-2H4, in which the Partnership holds an ownership interest, expired in December 1999. The aircraft was re-leased in September 2000 to Air Slovakia BWJ, Ltd., with a lease term expiring in September 2003. The Partnership recognized operating lease revenue of $83,500 for the nine month period ended September 30, 2001 related to this aircraft.

The lease term associated with a McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, expired in January 2000. The aircraft was re-leased in September 2000 to Aerovias de Mexico S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized lease revenue of $220,500 and $47,883 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

The General Partner is attempting to remarket the second McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest. This lease term associated with this aircraft expired in April 2001 and the aircraft is currently off lease. The Partnership recognized operating lease revenue of $141,541 and $238,390 related to this aircraft during the nine month periods ended September 30, 2001 and 2000, respectively.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been off lease from January 2000 through the date of the conditional sale in October
2000. The title to the aircraft transfers to Royal Aviation Inc., at the expiration of the lease term. The sale of the aircraft has been recorded by the Partnership as a sales-type lease, with a lease term expiring in January 2002. For the three and nine month period ended September 30, 2001, the Partnership recognized sales-type lease revenue of $3,351 and $10,053, respectively.

The Partnership's aircraft interests represent proportionate ownership interests. In such cases, the remaining interests are owned by an affiliated equipment leasing program sponsored by EFG. The Partnership and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the aircraft.

Interest income for the three and nine month periods ended September 30, 2001 was $30,992 and $243,821, respectively, compared to $188,360 and $458,065, respectively, for the same periods in 2000. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest  income  during  the  nine  months  ended  September  30, 2001 included
$144,686 earned on the loan receivable from Echelon Residential Holdings, compared to $137,783 and $303,314, respectively, for the three and nine months ended September 30, 2000. During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $909,272 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

Other income for the nine months ended September 30, 2000, reflects the receipt of $245,977 of unused aircraft maintenance reserves related to a sold aircraft and $55,000 for the sale of certain aircraft records, respectively.

During the three months ended September 30, 2001, the Partnership donated 2 fully-depreciated Rolls-Royce engines that had been warehoused to two educational institutions. After attempting to remarket the engines for some time, the General Partner concluded that the storage costs being incurred to store these engines was in excess of any potential sales proceeds.

In July 2000, the Partnership sold one of its Boeing 737-2H4 aircraft to a third-party for proceeds of $255,645, and a net gain, for financial statement purposes of $43,102 for the Partnership's proportional interest in the aircraft.

In May 2000, the Partnership sold its Boeing 727-251 ADV aircraft to a third-party for proceeds of $750,000. This aircraft was fully depreciated at the time of sale, resulting in a net gain, for financial statement purposes, of $750,000 for the three and nine months ended September 30, 2000.

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

The total economic value realized upon final disposition of each aircraft is comprised of all primary lease term revenue generated from that aircraft, together with its residual value. The latter consists of cash proceeds realized upon the aircraft's sale in addition to all other cash receipts obtained from renting the aircraft on a re-lease, renewal or month-to-month basis. The Partnership classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Partnership achieved from leasing the aircraft.

For the three and nine month period ended September 30, 2001, the Partnership incurred interest expense of $21,678 and $70,708, respectively, compared to $25,399 and $79,472 for the same periods in 2000. In the future, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $4,437 and $25,892, respectively, for the three and nine month periods ended September 30, 2001 compared to $5,322 and $18,223, respectively, for the same periods in 2000.

Operating expenses were $287,316 and $603,118 for the three and nine month periods ended September 30, 2001, respectively, compared to $440,387 and $687,382 for the same periods in 2000. During the nine months ended September 30, 2001, operating expenses included approximately $84,000 related to the Class Action Lawsuit discussed in Note 9 to the financial statements herein. Operating expenses during the nine months ended September 30, 2000 included approximately $201,000 accrued for the Partnership's proportionate share of the cost of a required D-check on a McDonnell Douglas aircraft currently off lease. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $65,345 and $196,036, respectively, for the three and nine month periods ended September 30, 2001 compared to $72,591 and $232,265, respectively, for the same periods in 2000. During the nine months ended September 30, 2001, the Partnership also recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in a McDonnell Douglas MD-82 aircraft returned in April 2001 and currently off lease. The resulting charge of $125,000 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) information provided by a third-party aircraft broker and (ii) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $121,984 and a net cash outflow of $101,316 for the nine months ended September 30, 2001 and 2000, respectively. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. The loan to Echelon Residential Holdings and accrued interest thereon is due in full at maturity on September 8, 2002.

Cash realized for asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. For the nine months ended September 30, 2000, the Partnership realized $1,005,645 in equipment sales proceeds. There were no equipment sales in the nine months ended September 30, 2001. Future inflows of cash from aircraft disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of aircraft being sold, their condition and age, and future market conditions.

At September 30, 2001, the Partnership was due aggregate future minimum lease payments of $1,162,330 from contractual operating and sales-type lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of the note payable of $1,091,682 (see
Note 8 to the financial statements). At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered by advantageous by the General Partner or EFG. In addition, the General Partner and EFG are attempting to remarket the McDonnell-Douglas MD-82 aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable from inception through March 31, 2001 and has ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The total impairment of $909,272 is recorded as write-down of impaired loan and interest receivable in the accompanying Statement of Operations for the nine months ended September 30, 2001.

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

In February 2001, the Partnership's and certain affiliated investment programs collectively, (the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,211,860 including $706,832 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $505,028 to repay the outstanding balance of the indebtedness and accrued interest related to the aircraft then on lease to Finnair OY of $130,852 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004. In the nine months ended September 30, 2000, the Partnership refinanced the indebtedness associated with the same aircraft and in addition to refinancing the existing indebtedness, received additional debt proceeds of $201,247.

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

At September 30, 2001, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003.The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. One of these aircraft has a lease term expiring in September 2004 and the remaining aircraft is currently off lease.

Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of the commercial jet aircraft. Currently, all of the commercial jet aircraft in which the Partnership has a proportionate ownership interest are subject to contracted lease agreements except one McDonnell Douglas MD-82, which was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft.

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

For financial reporting purposes, the General Partner has accumulated a capital deficit at September 30, 2001. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2000, the General Partner had a positive tax capital account balance.

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

The Partnership has one note payable outstanding at September 30, 2001, which bears a fixed interest rate of 7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership in the nine months ended September 30, 2001 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and earns interest at a fixed annual rate of 14% for the first 24 months and a fixed annual rate of 18% for the last 6 months of the loan, with interest due at maturity. The effect of interest rate fluctuations on the Partnership for the nine months ended September 30, 2001 was not material.

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


Date:     November  14,  2001
          -------------------