Form 10-Q
period 2002-03-31
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2002-05-15
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

               For the quarterly period ended      March 31, 2002
                                              -------------------

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

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          5

                Notes to the Financial Statements                           6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    17


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            18

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                              March 31,      December 31,
                                                                 2002            2001
                                                             --------------  --------------
ASSETS

Cash and cash equivalents                                   $   5,243,983   $   3,907,407
Rents receivable, net of allowance of $49,163 and $43,919
  at March 31, 2002 and December 31, 2001, respectively            29,091          60,747
Accounts receivable - affiliate                                     4,382             984
Other assets                                                       32,894           4,859
Interest receivable - loan, net of allowance of $590,772
  at March 31, 2002 and December 31, 2001                               -               -
Loan receivable, net of allowance of $318,500
  at March 31, 2002 and December 31, 2001                       3,321,500       3,321,500
Net investment in sales-type lease                                      -          17,755
Equipment at cost, net of accumulated depreciation
  of $2,650,672 and $2,585,327 at March 31, 2002
  and December 31, 2001, respectively                           2,146,442       2,211,787
                                                            --------------  --------------

      Total assets                                          $  10,778,292   $   9,525,039
                                                            ==============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $     984,248   $   1,038,675
Accrued interest                                                    6,693           6,611
Accrued liabilities                                               510,487         666,106
Accrued liabilities - affiliate                                    26,967          22,888
                                                            --------------  --------------
     Total liabilities                                          1,528,395       1,734,280
                                                            --------------  --------------

Partners' capital (deficit):
   General Partner                                             (2,532,962)     (2,605,919)
   Limited Partnership interests
   (2,714,647 Units; initial purchase price of $25 each)       11,782,859      10,396,678
                                                            --------------  --------------
     Total partners' capital                                    9,249,897       7,790,759
                                                            --------------  --------------

     Total liabilities and partners' capital                $  10,778,292   $   9,525,039
                                                            ==============  ==============





   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                             2002           2001
..                                        ------------   ------------
INCOME
Operating lease revenue                  $      86,195  $     155,995
Sales-type lease revenue                             -          3,351
Interest income                                 18,651         30,121
Interest income - loan                               -        144,686
Other income                                 1,562,774              -
                                         -------------  -------------
  Total income                               1,667,620        334,153
                                         -------------  -------------

EXPENSES

Depreciation                                    65,345         65,346
Interest expense                                19,178         17,393
Equipment management fees - affiliate            6,046         10,750
Bad debt expense                                22,999              -
Operating expenses - affiliate                  94,914        141,432
                                         -------------  -------------
  Total expenses                               208,482        234,921
                                         -------------  -------------

Net income                               $   1,459,138  $      99,232
                                         =============  =============



Net income per limited partnership unit  $        0.51  $        0.03
                                         =============  =============
Cash distributions declared
   per limited partnership unit          $           -  $           -
                                         =============  =============
















   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                              2002            2001
..                                                         ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                               $   1,459,138   $      99,232
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                  65,345          65,346
  Bad debt expense                                              22,999               -
  Sales-type lease revenue                                           -          (3,351)
Changes in assets and liabilities:
  Rents receivable                                              26,412         116,820
  Accounts receivable - affiliate                               (3,398)        (36,717)
  Other assets                                                 (28,035)        (24,087)
  Interest receivable - loan                                         -        (144,686)
  Collections on net investment in sales-type lease                  -          58,995
  Accrued interest                                                  82          (7,043)
  Accrued liabilities                                         (155,619)       (178,102)
  Accrued liabilities - affiliate                                4,079           7,913
  Deferred rental income                                             -          24,848
                                                         --------------  --------------
    Net cash provided by (used in) operating activities      1,391,003         (20,832)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from notes payable                                          -         505,028
Principal payments - notes payable                             (54,427)       (220,340)
                                                         --------------  --------------
    Net cash provided by (used in) financing activities        (54,427)        284,688
                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents         1,336,576         263,856
Cash and cash equivalents at beginning of period             3,907,407       2,827,385
                                                         --------------  --------------
Cash and cash equivalents at end of period               $   5,243,983   $   3,091,241
                                                         ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                 $      19,096   $      24,436
                                                         ==============  ==============


SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITY:

In February 2001, the Partnership refinanced certain indebtedness and accrued interest in the amount of $706,831.

   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002


                                   (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the financial statements and related footnotes presented in the 2001 Annual Report (Form 10-K) of AIRFUND II International Limited Partnership (the "Partnership"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three month periods ended March 31, 2002 and 2001 have been made and are reflected.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner, wholly owned by Equis Financial Group Limited Partnership ("EFG"), would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents for operating leases of $766,487 are due as follows:


For the year ending March 31,   2003  $349,861
                                2004   294,089
                                2005   122,537
                                      --------

..                              Total  $766,487
                                      ========




NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease.

..                                               Remaining
..                                               Lease Term   Equipment
 Equipment Type                                    (Months)  at Cost
----------------------------------------------  -----------  ------------

One McDonnell Douglas MD-82                               0  $ 2,078,640
One McDonnell Douglas MD-82
(Aerovias de Mexico S.A. de C.V)                         29    2,078,640
One Boeing 737-2H4 (Air Slovakia)                         5      639,834
                                                             ------------
   Total equipment cost                                   -    4,797,114
   Accumulated depreciation                               -   (2,650,672)
                                                             ------------
   Equipment, net of accumulated depreciation             -  $ 2,146,442
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

Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of approximately $2,079,000 and a net book value of approximately $1,078,000 at March 31, 2002.

The Partnership entered into a three-year lease agreement with Air Slovakia for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease will terminate in August 2002. The total payments due under the amended lease approximate the total payments remaining under the original lease.

The summary above includes aircraft held for re-lease or sale with an original proportionate cost of approximately $2,079,000 and a net book value of approximately $907,000, which represents the McDonnell Douglas MD-82 aircraft returned in April 2001. The General Partner is actively seeking the sale or re-lease of this aircraft.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. The summarized unaudited financial information for Echelon Residential Holdings as of and for the quarters ended March 31, 2002 and 2001 is as follows:


                                            2002           2001
                                        -------------  ------------
Total assets                            $ 89,635,923   $72,861,183
Total liabilities                       $100,468,976   $76,780,082
Minority interest                       $  1,507,536   $ 1,906,448
Total deficit                           $(12,340,589)  $(5,825,347)

Total revenues                          $  3,559,971   $ 1,063,439
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  5,358,501   $ 3,096,648
Net loss                                $ (1,798,530)  $(2,033,209)




NOTE  5  -  NET  INVESTMENT  IN  SALES-TYPE  LEASE
--------------------------------------------------

The Partnership's net investment in a sales-type lease was the result of the conditional sale of the Partnership's proportionate interest in a Boeing 737 aircraft executed in October 2000. The title to the aircraft was to transfer to Royal Aviation Inc. at the expiration of the lease term in January 2002. For the quarter ended March 31, 2001, the Partnership recognized sales-type lease revenue of $3,351 from this lease.

In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of March 31, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of the net estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the three months ended March 31, 2002 was $17,755.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Equipment management fees        $  6,046  $ 10,750
Administrative charges             26,283    13,965
Reimbursable operating expenses
   due to third parties            68,631   127,467
                                 --------  --------

          Total                  $100,960  $152,182
                                 ========  ========


All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At March 31, 2002, the Partnership was owed $4,382 by EFG for such funds. These funds were remitted to the Partnership in April 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.


NOTE  7  -  NOTE  PAYABLE
-------------------------

The Partnership has a note payable outstanding at March 31, 2002 in the amount of $984,248. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.


Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

  For the year ending March 31,   2003  $   228,055
                                  2004      244,702
                                  2005      511,491
                                        -----------
..                                Total  $   984,248
                                        ===========



NOTE  8  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.,  the  outcome  of  which  could  significantly  alter the nature of the
-------
Partnership's  organization  and  its  future  business  operations.
------

The Defendant's and Plaintiff's Counsel have reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

Action  involving  Transmeridian  Airlines
------------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership and certain affiliated investment programs (collectively, the "Plaintiffs), were involved with certain litigation with Transmeridian Airlines ("Transmeridian"), and Atkinson & Mullen Travel, Inc., and Apple Vacations, West, Inc., both d/b/a Apple Vacations ("Apple").

As of March 13, 2002, the parties settled all claims involved in these lawsuits. The material terms of settlement provide: (i) in exchange for payment of $2,100,000 from Apple to the Plaintiffs all claims arising from or related to the lawsuits are dismissed with prejudice; (ii) the Plaintiffs shall have Allowed Claims against the bankruptcy estate of Transmeridian in the aggregate amount of $2,700,000; (iii) the Plaintiffs will be paid $400,000 from the insurance proceeds relating to the aircraft loss; and (iv) each of the parties will receive mutual releases of all claims and counterclaims.

The Partnership has received and recorded approximately $1,563,000 in the first quarter of 2002, as its share of the $2,100,000 payment. The Partnership has not yet received or recorded its share of the $400,000 from the insurance proceeds. In addition, the Partnership recognized $969,686 as income in the fourth quarter of 2001 that had been held in escrow pending the resolution of the litigation.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the outcome of the Class Action Lawsuit, the remarketing of the Partnership's aircraft and the performance of the Partnership's non-aircraft assets.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings LLC ("Echelon Residential Holdings"). The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged, or may in the future engage, in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company. If the Partnership were determined to be an unregistered investment company, its business would be adversely affected. The General Partner has determined to take action to resolve the Partnership's status under the 1940 Act by means that may include disposing or acquiring certain assets that it might not otherwise dispose or acquire.

As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. The court held a hearing on March 1, 2002 to consider the Revised Settlement. After the hearing, the court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Operating Partnership Sub-Class of a hearing on June 7, 2002 to determine whether the settlement on the terms and conditions set forth in the Revised Settlement is fair, reasonable and adequate and should be finally approved by the court and a final judgment entered in the matter.

While there can be no assurance that the Revised Settlement will receive final Court approval and be effected, if it is, the assets of the Partnership will be liquidated and the Partnership dissolved. The dissolution of the Partnership may resolve its status under the 1940 Act. In the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit.


Overview
--------

As an equipment leasing partnership, the Partnership was organized to acquire and lease a portfolio of commercial jet aircraft subject to lease agreements with third parties. During 1990 and 1991, the Partnership purchased four commercial jet aircraft and a proportionate interest in two additional aircraft, which were leased by major carriers, engaged in passenger transportation. Initially, each aircraft generated rental revenue pursuant to primary-term lease agreements. Subsequently, all of the aircraft in the Partnership's original portfolio have been re-leased, renewed, exchanged for other aircraft, or sold. At March 31, 2002, the Partnership's equipment portfolio included proportionate ownership interests in three aircraft, two of which were on lease at that date. In April 2001, the lease term for one of these aircraft expired and the aircraft was returned by the lessee and remains off lease. The aircraft off lease and the remaining aircraft, upon expiration of their lease agreements, will be re-leased or sold depending on prevailing market conditions. In addition, in 2000 the Partnership entered into conditional sales agreement related to its interest in an aircraft and defaulted on the sale in 2001, see discussion below.

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

Allowance  for  loan  losses:  The  Partnership  periodically  evaluates  the
-----------------------------
collectibility  of  its  loan's  contractual  principal  and  interest  and  the
---------
existence  of  loan  impairment  indicators,  including contemporaneous economic
--------
conditions,  situations  which  could affect the borrower's ability to repay its
----
obligation, the estimated value of the underlying collateral, and other relevant
--
factors. Real estate values are discounted using a present value methodology over the period between the financial reporting date and the estimated disposition date of each property. A loan is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the contractual terms of the loan agreement, which includes both principal and interest. A provision for loan losses is charged to earnings based on the judgment of the General Partner of the amount necessary to maintain the allowance for loan losses at a level adequate to absorb probable losses.

Impairment  of  long-lived  assets:  On  a  regular  basis,  the General Partner
-----------------------------------
reviews  the  net  carrying  value  of  equipment to determine whether it can be
------
recovered  from  undiscounted  future cash flows.  Adjustments to reduce the net
-----
carrying  value of equipment are recorded in those instances where estimated net
--
realizable value is considered to be less than net carrying value. Inherent in the Partnership's estimate of net realizable values are assumptions regarding estimated future cash flows. If these assumptions or estimates change in the future, the Partnership could be required to record impairment charges for these assets.

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


Results  of  Operations
-----------------------

For the three months ended March 31, 2002, the Partnership recognized operating lease revenue of $86,195 compared to $155,995 for the same period in 2001. The decrease in operating lease revenue from 2001 to 2002 resulted from lease term expirations. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The Boeing 737-2H4 aircraft, in which the Partnership holds an ownership interest, was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. In January 2002, this lease was amended, including revising the lease expiration date to August 2002. The Partnership recognized operating lease revenue of $12,673 and $29,498 for the quarters ended March 31, 2002 and 2001, respectively.

A McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized lease revenue of 73,522 related to this aircraft during each of the three month periods ended March 31, 2002 and 2001.

A second McDonnell-Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, was leased to Finnair OY though April 2001. In April 2001, the lessee returned the aircraft, which the General Partner is attempting to remarket.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft was to transfer to Royal
Aviation Inc., at the expiration of the lease term in January 2002. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on the conditional sales agreement. The General Partner is negotiating for the return of the aircraft. As of March 31, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the three months ended March 31, 2002 was $17,755. For the three months ended March 31, 2001, the Partnership recognized sales-type lease revenue of $3,351.

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

Interest income for the three months ended March 31, 2002 was $18,651 compared to $174,807 for the same period in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

Interest income included $144,686 for the three months ended March 31, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership ceased accruing interest on this loan, effective April 1, 2001. See further discussion below.

In the fourth quarter of 2001, a court judgment was entered in favor of the Partnership and certain affiliates related to the litigation with Transmeridian Airlines. The Partnership received settlement proceeds of approximately $1,563,000 from the defendants in March 2002, which was recognized as other income in the first quarter of 2002.

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

For the three months ended March 31, 2002 and 2001, the Partnership incurred interest expense of $19,178 and $17,393, respectively. In the future, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $6,046 and $10,750, respectively, during the periods ended March 31, 2002 and 2001. Management fees are based on 5% of gross lease revenue generated by leases and 2% of gross revenue generated by full payout leases.

Bad debt expense was $22,999 for the quarter ended March 31, 2002 including the write-down of the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.

Operating expenses were $94,914 and $141,432 for the three months ended March 31, 2002 and 2001, respectively. During the quarter ended March 31, 2001, operating expenses included approximately $27,000 related to the Class Action Lawsuit. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $65,345 for the three months ended March 31, 2002 compared to $65,346 for the same period in 2001.

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated a net cash inflow of $1,391,003 and a net cash outflow of $20,832 for the three months ended March 31, 2002 and 2001, respectively. The cash inflow in 2002 is primarily the result of the receipt of approximately $1,563,000 of litigation settlement proceeds. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Partnership remarkets its aircraft. The Partnership, however, may continue to incur significant costs to facilitate the successful remarketing of its aircraft in the future. Ultimately, the Partnership will dispose of all aircraft under lease. This will occur principally through sale transactions whereby each aircraft will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each aircraft's primary or renewal/re-lease term. In the future, the amount of cash from interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors. The loan to Echelon Residential Holdings and accrued interest thereon are due in full at maturity on September 8, 2002.

At March 31, 2002, the Partnership was due aggregate future minimum lease payments of $766,487 from contractual operating lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $984,248. At the expiration of the individual lease term underlying the Partnership's future minimum lease payments, the Partnership will sell the aircraft or enter into a re-lease or renewal agreement when considered by advantageous by the General Partner or EFG. In addition, the General Partner and EFG currently are attempting to remarket the aircraft that is currently off lease. Such remarketing activities will result in the realization of additional cash inflows in the form of sale proceeds or rents from renewals or re-leases, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of remarketing events often is dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the aircraft. In the latter instances, the aircraft could be re-leased to another lessee or sold to a third party. In accordance with the Partnership's investment objectives and the terms of its Partnership Agreement, the Partnership generally sells its aircraft as the related leases expire. Additionally, the Partnership sells, on a selective basis, aircraft before the expiration of the related lease.

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

The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. In the near term, the amount of cash used for debt payments will be consistent with the quarter ended March 31, 2002. Subsequently, the amount of cash used will decrease as the principal balance of the note payable is reduced through the collection and application of rents. In addition, the Partnership has a balloon payment obligation as discussed below.

In February 2001, the Partnership's and certain affiliated investment programs collectively, (the "Programs") refinanced the outstanding indebtedness and accrued interest related to the aircraft on lease to Aerovias de Mexico, S.A. de C.V. In addition to refinancing the Programs' total existing indebtedness and accrued interest of $4,758,845, the Programs received additional debt proceeds of $3,400,177. The Partnership's aggregate share of the refinanced and new indebtedness was $1,211,860 including $706,831 used to repay the existing indebtedness on the refinanced aircraft. The Partnership used a portion of its share of the additional proceeds of $505,028 to repay the outstanding balance of the indebtedness and accrued interest related to another aircraft of $130,852 and certain aircraft reconfiguration costs that the Partnership had accrued at December 31, 2000. The new indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

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

At March 31, 2002, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. During 2000, the aircraft was re-leased to Air Slovakia BWJ, Ltd. through September 2003. In January 2002, this lease was amended, including revising the lease expiration date to August 2002. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. The lease term associated with one of the McDonnell Douglas MD-82 aircraft expired in 2001 and the aircraft is currently off lease.

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

The Partnership's capital account balances for federal income tax and for financial reporting purposes are different primarily due to differing treatments of income and expense items for income tax purposes in comparison to financial reporting purposes (generally referred to as permanent or timing differences). For instance, selling commissions and organization and offering costs pertaining to syndication of the Partnership's limited partnership units are not deductible for federal income tax purposes, but are recorded as a reduction of partners' capital for financial reporting purposes. Therefore, such differences are permanent differences between capital accounts for financial reporting and federal income tax purposes. Other differences between the bases of capital accounts for federal income tax and financial reporting purposes occur due to timing differences consisting of the cumulative difference between income or loss for tax purposes and financial statement income or loss. The principal component of the cumulative difference between financial statement income or loss and tax income or loss results from different depreciation policies for book and tax purposes.

For financial reporting purposes, the General Partner has accumulated a capital deficit at March 31, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

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

The Partnership has one note payable outstanding at March 31, 2002, which bears a fixed interest rate of 7.65%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership during the quarter ended March 31, 2002 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently earns interest at a fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership in the quarter ended March 31, 2002 was not material.

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


Date:     May  14,  2002
          --------------

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