Form 10-Q
period 2002-06-30
AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
filed 2002-08-19
CIK 853937

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                   For the quarterly period endedJune 30, 2002
                                                 -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                                   ACT OF 1934

                        For the transition period from to



                           Commission File No. 0-19137


                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

    Massachusetts                                                 04-3057290
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               5

                Notes to the Financial Statements                             6


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      17


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              18

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                              June 30,     December 31,
                                                                2002           2001
                                                            ------------  --------------
ASSETS

Cash and cash equivalents                                   $ 5,555,018   $   3,907,407
Rents receivable, net of allowance of $49,163 and $43,919
  at June 30, 2002 and December 31, 2001, respectively           35,640          60,747
Accounts receivable - affiliate                                  17,165             984
Other assets                                                     24,496           4,859
Interest receivable - loan, net of allowance of
  $26,846 and $590,772 at June 30, 2002 and
  December 31, 2001, respectively                                     -               -
Loan receivable, net of allowance of $318,500
  at June 30, 2002 and December 31, 2001                      3,321,500       3,321,500
Net investment in sales-type lease                                    -          17,755
Equipment at cost, net of accumulated depreciation
  of $3,097,065 and $2,585,327 at June 30, 2002
  and December 31, 2001, respectively                         1,700,049       2,211,787
                                                            ------------  --------------

      Total assets                                          $10,653,868   $   9,525,039
                                                            ============  ==============


LIABILITIES AND PARTNERS' CAPITAL

Notes payable                                               $   930,021   $   1,038,675
Accrued interest                                                  5,534           6,611
Accrued liabilities                                             220,980         666,106
Accrued liabilities - affiliate                                   9,539          22,888
                                                            ------------  --------------
     Total liabilities                                        1,166,074       1,734,280
                                                            ------------  --------------

Partners' capital (deficit):
   General Partner                                           (2,521,067)     (2,605,919)
   Limited Partnership interests
   (2,714,647 Units; initial purchase price of $25 each)     12,008,861      10,396,678
                                                            ------------  --------------
     Total partners' capital                                  9,487,794       7,790,759
                                                            ------------  --------------

     Total liabilities and partners' capital                $10,653,868   $   9,525,039
                                                            ============  ==============




   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                   For the three months ended    For the six months ended
                                                                June 30,              June 30,

                                                         2002         2001         2002         2001
                                                     ----------  ------------  -----------  -----------
INCOME
Operating lease revenue                               $ 111,543   $   155,113   $  197,738   $  311,108
Sales-type lease revenue                                      -         3,351            -        6,702
Interest income                                          20,861        38,022       39,512       68,143
Interest income - loan                                        -             -            -      144,686
Other income                                                  -        29,000    1,562,774       29,000
                                                     ----------  ------------  -----------  -----------
  Total income                                          132,404       225,486    1,800,024      559,639


EXPENSES

Depreciation                                             65,345        65,345      130,690      130,691
Write-down of equipment                                 231,189       125,000      231,189      125,000
Interest expense                                         18,136        31,637       37,314       49,030
Equipment management fees - affiliate                     5,577        10,705       11,623       21,455
Bad debt expense                                              -             -       22,999            -
Operating expenses - affiliate                          138,186       174,370      233,100      315,802
Recovery of bad debt expense from loan receivable      (563,926)            -     (563,926)           -
Write-down of impaired loan and interest receivable           -       909,272            -      909,272
                                                     ----------  ------------  -----------  -----------
  Total expenses                                       (105,493)    1,316,329      102,989    1,551,250


Net income (loss)                                     $ 237,897   $(1,090,843)  $1,697,035   $ (991,611)
                                                     ----------  ------------  -----------  -----------


Net income (loss) per limited partnership unit        $    0.08   $     (0.38)  $     0.59   $    (0.35)
                                                     ----------  ------------  -----------  -----------
Cash distributions declared
   per limited partnership unit                       $       -   $         -   $        -   $        -
                                                     ----------  ------------  -----------  -----------











   The accompanying notes are an integral part of these financial statements.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                               2002            2001
..                                                          ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $   1,697,035   $    (991,611)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation                                                  130,690         130,691
  Write-down of equipment                                       231,189         125,000
  Bad debt expense                                               22,999               -
  Sales-type lease revenue                                            -          (6,702)
  Write-down of impaired loan and interest receivable                 -         909,272
  Recovery of bad debt expense from loan receivable            (563,926)              -
Changes in assets and liabilities:
  Rents receivable                                               19,863         111,963
  Accounts receivable - affiliate                               (16,181)       (104,203)
  Other assets                                                  (19,637)         (9,508)
  Interest receivable - loan                                    563,926        (144,686)
  Collections on net investment in sales-type lease                   -         117,989
  Accrued interest                                               (1,077)            364
  Accrued liabilities                                          (295,267)         21,779
  Accrued liabilities - affiliate                               (13,349)         12,854
  Deferred rental income                                              -         (27,244)
                                                          --------------  --------------
    Net cash provided by operating activities                 1,756,265         145,958
                                                          --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from notes payable                                           -         505,028
Principal payments - notes payable                             (108,654)       (269,632)
                                                          --------------  --------------
    Net cash provided by (used in) financing activities        (108,654)        235,396
                                                          --------------  --------------

Net increase in cash and cash equivalents                     1,647,611         381,354
Cash and cash equivalents at beginning of period              3,907,407       2,827,385
                                                          --------------  --------------
Cash and cash equivalents at end of period                $   5,555,018   $   3,208,739
                                                          ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the year for interest                    $      38,391   $      48,666
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

                                  JUNE 30, 2002


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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Partnership monthly or quarterly and no significant amounts are calculated on factors other than the passage of time. The majority of the leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Partnership may enter renewal or re-lease agreements which expire beyond the Partnership's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Partnership's business activities as the General Partner, wholly owned by Equis Financial Group Limited Partnership ("EFG"), would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents for operating leases of $637,193 are due as follows:


For the year ending June 30,   2003  $294,089
                               2004   294,089
                               2005    49,015
                                     --------

..                             Total  $637,193
                                     ========



See  Note  9  -  "Subsequent  Events"  for  further  discussion.


NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Partnership at June 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2002 under contracted lease terms. A Remaining Lease Term equal to zero reflects equipment held for sale or re-lease.


..                                               Remaining
..                                               Lease Term   Equipment
 Equipment Type                                    (Months)  at Cost
----------------------------------------------  -----------  ------------

One McDonnell Douglas MD-82                               0  $ 2,078,640
One McDonnell Douglas MD-82
(Aerovias de Mexico, S.A. de C.V)                        26    2,078,640
One Boeing 737-2H4 (Air Slovakia)                         2      639,834
                                                             ------------
   Total equipment cost                                   -    4,797,114
   Accumulated depreciation                               -   (3,097,065)
                                                             ------------
   Equipment, net of accumulated depreciation             -  $ 1,700,049
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

Certain of the Partnership's aircraft and the related lease payment streams were used to secure the Partnership's term loans with third-party lenders. The preceding summary includes leveraged equipment having an original cost of approximately $2,079,000 and a net book value of approximately $943,000 at June 30, 2002.

The Partnership entered into a three-year lease agreement with Air Slovakia BWJ Ltd. for its proportionate interest in a Boeing 737-2H4 aircraft, effective September 2000. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease terminated in August 2002, with the title to the aircraft transferring to Air Slovakia.

The summary above includes aircraft held for re-lease or sale with an original proportionate cost of approximately $2,079,000 and a net book value of approximately $668,000, which represents the McDonnell Douglas MD-82 aircraft returned in April 2001. The General Partner is actively seeking the sale or re-lease of this aircraft.

The Partnership accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in two McDonnell Douglas MD-82 aircraft and a Boeing 737 aircraft. The resulting charge of $231,189 was based on a comparison of estimated fair value and carrying value of the Partnership's interest in the aircraft. The estimate of the fair value was based on (i) a current offer to purchase one of the McDonnell Douglas MD-82 aircraft, (ii) indications of interest from potential purchasers of the second McDonnell Douglas MD-82 aircraft, (iii) the sale of the Boeing 737 aircraft subsequent to June 30, 2002, and (iv) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.


NOTE  4  -  LOAN  RECEIVABLE
----------------------------

On March 8, 2000, the Partnership and 10 affiliated partnerships (the ''Partnerships'') collectively loaned $32 million to Echelon Residential Holdings LLC ("Echelon Residential Holdings"), a newly formed real estate company. Echelon Residential Holdings is owned by several investors, including James A. Coyne, Executive Vice President of EFG. In addition, certain affiliates of the General Partner made loans to Echelon Residential Holdings in their individual capacities.
The Partnership's original loan was $3,640,000. Echelon Residential Holdings, through a wholly-owned subsidiary (Echelon Residential LLC), used the loan proceeds to acquire various real estate assets from Echelon International Corporation, an unrelated Florida-based real estate company. The loan has a term of 30 months, maturing on September 8, 2002, and an annual interest rate of 14% for the first 24 months and 18% for the final 6 months. Interest accrues and compounds monthly and is payable at maturity. In connection with the transaction, Echelon Residential Holdings has pledged a security interest in all of its right, title and interest in and to its membership interests in Echelon Residential LLC to the Partnerships as collateral. Echelon Residential Holdings has no material business interests other than those connected with the real estate properties owned by Echelon Residential LLC.
During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the
Partnership reserved all accrued interest of $590,772 recorded on the loan receivable from inception through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. During the second quarter of 2002, the Partnership received $563,926 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $563,926 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense from loan receivable" in the Statement of Operations. At June 30, 2002, the General Partner believes that the net carrying value of the loan receivable is appropriate.
The summarized unaudited financial information for Echelon Residential Holdings as of and for the six month periods ended June 30, 2002 and 2001 is as follows:


                                            2002           2001
                                        -------------  ------------
Total assets                            $ 94,423,115   $79,159,776
Total liabilities                       $107,902,966   $85,455,528
Minority interest                       $  1,108,573   $ 1,782,982
Total deficit                           $(14,588,424)  $(8,078,734)

Total revenues                          $  1,430,874   $ 1,705,679
Total expenses, minority interest
  and equity in loss of unconsolidated
  joint venture                         $  4,061,173   $ 5,924,774
Net loss                                $ (2,630,299)  $(4,219,095)



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

In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on this conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of June 30, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of the net estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the six months ended June 30, 2002 was $17,755.


NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Partnership are paid by EFG on behalf of the Partnership and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Partnership to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Equipment management fees        $ 11,623  $ 21,455
Administrative charges             54,866    27,930
Reimbursable operating expenses
   due to third parties           178,234   287,872
                                 --------  --------

          Total                  $244,723  $337,257
                                 ========  ========


All rents and the proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Partnership. At June 30, 2002, the Partnership was owed $17,165 by EFG for such funds. These funds were remitted to the Partnership in July 2002.

The discussion of the loan to Echelon Residential Holdings in Note 4 above is incorporated herein by reference.


NOTE  7  -  NOTE  PAYABLE
-------------------------

The Partnership has a note payable outstanding at June 30, 2002 in the amount of $930,021. This installment note is non-recourse and is collateralized by Partnership's interest in an aircraft leased to Aerovias de Mexico, S. A. de C.V. and assignment of the related lease payments. This indebtedness bears a fixed interest rate of 7.65%, principal is amortized monthly and the Partnership has a balloon payment obligation at the expiration of the lease term of $404,138 in September 2004.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  payable  are  as  follows:

  For the year ending June 30,   2003  $   233,265
                                 2004      249,412
                                 2005      447,344
                                       -----------
..                               Total  $   930,021
                                       ===========



NOTE  8  -  LEGAL  PROCEEDINGS
------------------------------

Action  involving  Rosenblum,  et  al.
--------------------------------------

As described more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, the Partnership is a Nominal Defendant along with ten affiliated partnerships (collectively, the "Partnerships") in a Class Action Lawsuit, Leonard Rosenblum, et al. v. Equis Financial Group Limited Partnership,
         -----------------------------------------------------------------------
et  al.
-------

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, EFG has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement. See further discussion of the Revised Settlement in
Note  9  -  Subsequent  Events.

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


NOTE  9  -  SUBSEQUENT  EVENTS
------------------------------

As of August 9, 2002, the Partnership has transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 aircraft currently leased to Aerovias de Mexico, S.A. de C.V, referred to hereinafter as the Retained Aircraft), remaining cash and non-cash assets to the AIRFUND II International Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

See Note 3 "Equipment" for further description of the Partnership's aircraft assets.

                  AIRFUND II INTERNATIONAL LIMITED PARTNERSHIP

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

Certain statements in this quarterly report of AIRFUND II International Limited Partnership (the "Partnership") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the remarketing of the Partnership's aircraft and the performance and liquidation of the Partnership's non-aircraft assets.

The Defendant's and Plaintiff's Counsel reached agreement on a Revised Stipulation of Settlement (the "Revised Settlement"). As part of the Revised Settlement, Equis Financial Group Limited Partnership ("EFG") has agreed to buy the loans made by the Partnerships to Echelon Residential Holdings LLC ("Echelon Residential Holdings") for an aggregate of $32 million plus interest at 7.5% per annum, if they are not repaid prior to or at their scheduled maturity date of September 8, 2002. The Revised Settlement also provides for the liquidation of the Partnerships' assets, a cash distribution and the dissolution of the Partnerships including the liquidation and dissolution of this Partnership. On March 1, 2002, after a hearing on the parties' joint motion for preliminary approval of the Revised Settlement, the Court issued an order preliminarily approving the Revised Settlement and providing for the mailing of notice to the Partnership's Sub-Class of a hearing on June 7, 2002 on whether the settlement should be finally approved. After the hearing the Court issued its Order and Final Judgment, dated June 12, 2002 and recorded on the Court docket on June 18, 2002, approving the settlement on the terms and conditions set forth in the Revised Settlement and finding that the settlement is fair, reasonable and adequate and directing implementation of its terms and provisions with respect to the Partnerships and the Partnerships' Sub-class. The 30 day appeal period expired on July 18, 2002. The Partnership has commenced implementing the terms of the Revised Settlement.

As of August 9, 2002, the Partnership has transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 aircraft currently leased to Aerovias de Mexico, S.A. de C.V, referred to hereinafter as the Retained Aircraft), remaining cash and non-cash assets to the AIRFUND II International Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

The Investment Company Act of 1940 (the "1940 Act") places restrictions on the capital structure and business activities of companies registered thereunder. The Partnership has active business operations in the financial services industry, including equipment leasing and the loan to Echelon Residential Holdings. The Partnership does not intend to engage in investment activities in a manner or to an extent that would require the Partnership to register as an investment company under the 1940 Act. However, it is possible that the Partnership unintentionally may have engaged in an activity or activities that may be construed to fall within the scope of the 1940 Act. The General Partner has been engaged in discussions with the staff of the Securities and Exchange Commission regarding whether or not the Partnership may be an inadvertent investment company as a consequence of the above-referenced loan. In a letter dated May 10, 2001, the staff of the SEC informed the general partner that the staff believes that the Partnership and seven of its affiliated partnerships are unregistered investment companies as defined in Section 3(a)(1)(C) of the 1940 Act. The 1940 Act, among other things, prohibits an unregistered investment company from offering securities for sale or engaging in any business in interstate commerce and, consequently, leases and contracts entered into by partnerships that are unregistered investment companies may be voidable. The General Partner has consulted counsel and believes that the Partnership is not an investment company.


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


Results  of  Operations
-----------------------

For the three and six month periods ended June 30, 2002, the Partnership recognized operating lease revenue of $111,543 and $197,738, respectively, compared to $155,113 and $311,108, respectively, for the same periods in 2001. The decrease in operating lease revenue from 2001 to 2002 resulted from lease term expirations. In the future, operating lease revenue is expected to decline due to lease term expirations and aircraft sales.

The Boeing 737-2H4 aircraft, in which the Partnership holds an ownership interest, was re-leased in September 2000 to Air Slovakia BWJ Ltd., with a lease term expiring in September 2003. In accordance with a lease amendment executed in January 2002, the lease term was revised and the lease terminated in August 2002, with the title to the aircraft transferring to Air Slovakia. The Partnership recognized operating lease revenue of $40,969 and $58,995 during the six months ended June 30, 2002 and 2001, respectively. In August 2002, the lease terminated and the title of the aircraft transferred to Air Slovakia in accordance with the amended lease.

A McDonnell Douglas MD-82 aircraft, in which the Partnership holds an ownership interest, was re-leased in September 2000 to Aerovias de Mexico, S.A. de C.V., with a lease term expiring in September 2004. The Partnership recognized lease revenue of $147,044 related to this aircraft during each of the six month periods ended June 30, 2002 and 2001.

A second McDonnell Douglas MD-82 aircraft, in which the Partnership holds a proportionate interest, was leased to Finnair OY though April 2001. In April 2001, the lessee returned the aircraft, which the General Partner is attempting to remarket. The Partnership recognized operating lease revenue of $158,927 related to this aircraft during the six months ended June 30, 2001.

In October 2000, the Partnership and certain of its affiliates executed a conditional sales agreement with Royal Aviation Inc. for the sale of the Partnership's interest in a Boeing 737-2H4 aircraft. This aircraft had been stored in the warehouse from January 2000 through the date of the conditional sale in October 2000. The title to the aircraft was to transfer to Royal
Aviation Inc., at the expiration of the lease term in January 2002. In the fourth quarter of 2001, Royal Aviation Inc. declared bankruptcy and as a result, has defaulted on the conditional sales agreement. The General Partner is continuing to negotiate for the return of the aircraft. As of June 30, 2002, the Partnership has written-down the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease. The write-down recorded in the six months ended June 30, 2002 was $17,755. For the three and six months ended June 30, 2001, the Partnership recognized sales-type lease revenue of $3,351 and $6,702, respectively.

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

Interest income for the three and six month periods ended June 30, 2002 was $20,861 and $39,512, respectively, compared to $38,022 and $212,829, respectively, for the same periods in 2001. Interest income is typically generated from temporary investment of rental receipts and equipment sale proceeds in short-term instruments and interest earned on the loan receivable from Echelon Residential Holdings.

Interest income included $144,686 during the six months ended June 30, 2001, earned on the loan receivable from Echelon Residential Holdings. The Partnership ceased accruing interest on this loan, effective April 1, 2001. See further discussion below.

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

For the three and six month periods ended June 30, 2002, the Partnership incurred interest expense of $18,136 and $37,314, respectively, compared to $31,637 and $49,030, respectively for the same periods in 2001. In the future, interest expense will decline as the principal balance of the note payable is reduced through the application of rent receipts to the outstanding debt.

Management fees were $5,577 and $11,623, respectively, for the three and six months ended June 30, 2002 compared to $10,705 and $21,455, respectively, for the same periods in 2001. Management fees are based on 5% of gross lease revenue generated by leases and 2% of gross revenue generated by full payout leases.

Bad debt expense was $22,999 during the six months ended June 30, 2002 including the write-down of the remaining balance of the Partnership's investment in the sales-type lease. The write-down was based on the comparison of estimated fair value of the Partnership's interest in the aircraft and the Partnership's net investment in the sales-type lease.

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

During the second quarter of 2002, the Partnership received $563,926 from Echelon Residential Holdings for interest due on the loan. As a result, the Partnership reversed $563,926 of the allowance recorded against the accrued interest receivable balance, which is reflected as "Recovery of bad debt expense from loan receivable" in the Statement of Operations.

Operating expenses were $138,186 and $233,100, respectively, for the three and six month periods ended June 30, 2002, compared to $174,370 and $315,802, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $59,000 related to the Class Action Lawsuit. Other operating expenses consist principally of administrative charges, professional service costs, such as audit and other legal fees, as well as insurance, printing, distribution and remarketing expenses. In certain cases, equipment storage or repairs and maintenance costs may be incurred in connection with equipment being remarketed.

Depreciation expense was $65,345 and approximately $130,690, respectively, for each of the three and six month periods ended June 30, 2002 and 2001.

During the three months ended June 30, 2002, the Partnership recorded a write-down of equipment, representing an impairment to the carrying value of the Partnership's interest in two McDonnell Douglas MD-82 aircraft and a Boeing 737 aircraft. The resulting charge of $231,189 was based on a comparison of estimated fair value and carrying value of the Partnership's interests in the aircraft. The estimate of the fair value was based on (i) a current offer to purchase one of the McDonnell Douglas MD-82 aircraft, (ii) indications of interest from potential purchasers of the second McDonnell Douglas MD-82 aircraft, (iii) the sale of the Boeing 737 aircraft subsequent to June 30, 2002, and (iv) EFG's assessment of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Partnership by its nature is a limited life entity. See previous discussion regarding the Partnership's dissolution. The Partnership's principal operating activities derive from aircraft rental transactions. Accordingly, the Partnership's principal source of cash from operations is generally provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,756,265 and $145,958 for the six months ended June 30, 2002 and 2001, respectively. The increase in cash inflow in 2002 reflects the receipt of approximately $1,563,000 of litigation settlement proceeds and approximately $564,000 of interest earned on the loan receivable from Echelon Residential Holdings.

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

During the second quarter of 2001, the General Partner determined that recoverability of the loan receivable had been impaired and at June 30, 2001 recorded an impairment of $318,500, reflecting the General Partner's current assessment of the amount of loss that is likely to be incurred by the Partnership. In addition to the write-down recorded at June 30, 2001, the Partnership reserved all accrued interest of $590,772 recorded on the loan receivable through March 31, 2001 and ceased accruing interest on its loan receivable from Echelon Residential Holdings, effective April 1, 2001. During the quarter ended June 30, 2002, the Partnership received a partial payment of the interest due on this loan as discussed above.

The Restated Agreement, as amended, prohibits the Partnership from making loans to the General Partner or its affiliates. Since the acquisition of the several parcels of real estate from the owner had to occur prior to the admission of certain independent third parties as equity owners, Echelon Residential Holdings and its wholly owned subsidiary, Echelon Residential LLC, were formed in anticipation of their admission. The General Partner agreed to an officer of the Manager serving as the initial equity holder of Echelon Residential Holdings and as an unpaid manager of Echelon Residential Holdings. The officer made a $185,465 equity investment in Echelon Residential Holdings. His return on his equity investment is restricted to the same rate of return as the partnerships realize on their loans. There is a risk that structuring the loan this way may be in violation of the prohibition against loans to affiliates in the Partnership Agreements.
The Partnership obtained long-term financing in connection with certain aircraft. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities in the accompanying Statement of Cash Flows. The Partnership's outstanding loan agreement is recourse only to the specific aircraft financed and to the minimum rental payments contracted to be received during the debt amortization period (which coincides with the lease term). As rental payments are collected, a portion or all of the rental payment is used to repay associated indebtedness. In addition, the Partnership has a balloon payment obligation as discussed below.

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

There are no formal restrictions under the Restated Agreement, as amended, that materially limit the Partnership's ability to pay cash distributions, except that the General Partner may suspend or limit cash distributions to ensure that the Partnership maintains sufficient working capital reserves to cover, among other things, operating costs and potential expenditures, such as refurbishment costs to remarket aircraft upon lease expiration. In addition, the Partnership has retained funds in connection with the Class Action Lawsuit.

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

At June 30, 2002, the Partnership's equipment portfolio included ownership interests in three commercial jet aircraft, one of which is a Boeing 737 aircraft. The Boeing 737 aircraft is a Stage 2 aircraft, meaning that it is prohibited from operating in the United States unless it is retro-fitted with hush-kits to meet Stage 3 noise regulations promulgated by the Federal Aviation Administration. In August 2002, the title to this Boeing 737 aircraft was transferred to Air Slovakia BWJ, Ltd. in accordance with the terms of the amended lease agreement. The remaining two aircraft in the Partnership's portfolio already are Stage 3 compliant. The lease term associated with one of the McDonnell Douglas MD-82 aircraft expired in 2001 and the aircraft is currently off lease.

Recent changes in the economic condition of the airline industry have adversely affected the demand for and market values for commercial jet aircraft. These changes could adversely affect the operations of the Partnership and the residual value of its commercial jet aircraft. Currently, one of the McDonnell Douglas MD-82 commercial jet aircraft in which the Partnership has a proportionate ownership interest is subject to a contracted lease agreement and the other McDonnell Douglas MD-82 aircraft was returned to the General Partner upon its lease expiration in April 2001. The General Partner is attempting to remarket this aircraft. The remaining aircraft was leased to Air Slovakia BWJ Ltd. as discussed above.

In any given year, it is possible that Recognized Owners will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Recognized Owners adequate to cover any tax obligation.

Cash distributions when paid to the Recognized Owners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be primarily dependent upon the proceeds realized from the liquidation of the Partnership's remaining assets offset by the associated costs of such liquidation and dissolution of the Partnership.


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

For financial reporting purposes, the General Partner has accumulated a capital deficit at June 30, 2002. This is the result of aggregate cash distributions to the General Partner being in excess of its capital contribution of $1,000 and its allocation of financial statement net income or loss. Ultimately, the existence of a capital deficit for the General Partner for financial reporting purposes is not indicative of any further capital obligations to the Partnership by the General Partner. The Restated Agreement, as amended, requires that upon the dissolution of the Partnership, the General Partner will be required to contribute to the Partnership an amount equal to any negative balance, which may exist in the General Partner's tax capital account. At December 31, 2001, the General Partner had a positive tax capital account balance.

As of August 9, 2002, the Partnership has transferred its proportionate ownership aircraft interests (except for the McDonnell Douglas MD-82 aircraft currently leased to Aerovias de Mexico, S.A. de C.V), remaining cash and non-cash assets to the AIRFUND II International Limited Partnership Liquidating Trust ("Liquidating Trust"), of which Wilmington Trust Company is Trustee. The Partnership will be dissolved. The Partnership is currently negotiating the sale of the Retained Aircraft. The Liquidating Trust is in the process of selling the transferred aircraft, in which the Partnership has a proportionate ownership interest and distributing the Partnership's cash, net of reserves for known and contingent liabilities, in accordance with the terms of the Revised Settlement.

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Partnership's financial statements include financial instruments that are exposed to interest rate risks.

The Partnership has one note payable outstanding at June 30, 2002, which bears a fixed interest rate of 7.65% and amortizes monthly through September 2004. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Partnership during the six months ended June 30, 2002 was not material.

The Partnership's loan to Echelon Residential Holdings matures on September 8, 2002 and currently has a stated fixed annual rate of 18% with interest due at maturity (see discussion above). Investments earning a fixed rate of interest may have their fair market value adversely impacted due to a rise in interest rates. The effect of interest rate fluctuations on the Partnership for the six months ended June 30, 2002 was not material.

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

     Item  2.     Changes  in  Securities
     .     Response:  None

     Item  3.     Defaults  upon  Senior  Securities
     .     Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
     .     Response:  None

     Item  5.     Other  Information
     .     Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 2.13 Amendment to Subsection 2.2 (f) of the Revised Stipulation of Settlement dated January 29, 2002

Exhibit  2.14     Plan  of  Liquidation  and  Dissolution  dated  July  18, 2002

Exhibit 2.15 Account Agency Agreement between Equis Financial Group Limited Partnership and Wilmington Trust Company, dated April 11, 2002

Exhibit 2.16 Liquidating Trust Agreement between the Partnership and Wilmington Trust Company dated July 18, 2002

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     Item  6(b).     Reports  on  Form  8-K

Response  :

Form 8-K dated July 18, 2002 to include the Court approved settlement of the Class Action Lawsuit.

SIGNATURE PAGE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its



AIRFUND II International Limited Partnership


By:        AFG Aircraft Management Corporation, a
Massachusetts corporation and the General
Partner of the Registrant.


By:        /s/ Michael J. Butterfield
--------------------------------------
Michael J. Butterfield
Treasurer of AFG Aircraft Management Corporation
(Duly Authorized Officer and
Principal Financial and Accounting Officer)


Date:     August 19, 2002
--------------------------